Form 10KSB
period 1998-12-31
FUJI ELECTROCELL CORP
filed 1999-06-18
CIK 1066821

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1998.Commission File No. 000-
24927





                  FUJI ELECTROCELL CORPORATION
     (Exact name of registrant as specified in its charter)




Nevada                                            33-0199082
(State of organization) (I.R.S. Employer Identification No.)

1839 S.E. Port Saint Lucie Blvd., Port Saint Lucie, FL 34952
(Address of principal executive offices)

Registrant's telephone number, including area code (561) 879-9999

Securities registered under Section 12(g) of the Exchange Act:
     Common stock, $0.001 par value per share

Registrant's Attorney: Daniel G. Chapman, Esq., 2080 E. Flamingo
Road, Suite 112, Las Vegas, NV 89119, (702) 650-5660

Check whether the issuer (1) filed all reports required to be file by Section 13 or 15(d) of the Exchange Act during the past
12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendments to this Form 10-KSB.                        [ X ]

Issuer's Revenue during the year ended December 31, 1998:   $ 0

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of March 29, 1999:
N/A.

NOTE: The company's stock is not, and has not, been traded or quoted, and the book value is negative. Therefore, there is no way to ascertain a market value for the stock.

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10-SB/A, filed on May 10, 1999, and the exhibits attached thereto, are incorporated by reference. The
Company also incorporates by reference Forms 8-K that were filed on May 27, 1999 and June 3, 1999.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Fuji Electrocell Corporation (the "Company") is a Nevada corporation formed on September 11, 1981 as the "Controlled Combustion Corp." Its original purpose was to design, develop, and build a pyrolitic plant, using and licensing the technology specified in US Patent 3,838,013, rights to which were owned by one of the founders. Because of the enormous costs involved in developing the plant, the Company abandoned its original purpose in October, 1992. The Company's name was changed to Fuji Electrocell Corporation on June 25, 1986 in connection with the company receiving an assignment of the right to market the Fuji brand of batteries in the United States. This assignment terminated on July 31, 1996 and was not renewed. It is believed that the Company did distribute batteries under this contract. The Company's principal place of business is located at 1839 SE Port Saint Lucie Blvd., Port Saint Lucie, FL 34952.

The Company originally issued 22,500 shares of its common stock to the three founders, then issued an additional 4,500 shares to eleven investors. By April, 1983, these fourteen shareholders, by gift or sale, transferred certain of their shares to approximately 90 additional persons, in reliance upon the exemption from the registration requirements provided by Section 4(2) of the Securities Act of 1933 as amended (the "Securities Act"). On June 25, 1986, the Company's Articles were amended to increase the authorized capital stock to Fifty Million Shares from Fifty Thousand. The Company then authorized a 100:1 forward stock split. On July 29, 1986, the Company issued 6,300,000 shares of its common stock for the interests in the Fuji Electrocell Battery. In April, 1987, the Board issued 15,000,000 restricted shares to a then-director to be used as collateral for a loan to be obtained by that director for the benefit of the Company. Additional restricted shares were issued by previous board members through 1992. Current management has not been able to locate records concerning those issues, but it is believed that previous management relied upon exemptions provided by
Section 4(2) of the Securities Act.

In March, 1999, the Company issued a total of 5,500,000 shares of common stock. Of this amount, 3,500,000 was given to Mr. Michael
J. Lates, who replaced Mr. Hocke as director of the Company, and was appointed as Vice President and was charged with investigating Internet-type businesses as potential opportunities for the Company. Mr. James Blake was given 1,000,000 shares for his work as the Company's treasurer, and Mr. Steve Tierney, the Company's outside legal counsel, was given 1,000,000 shares in payment of his legal services on behalf of the Company. On May 26, 1999, the Company's board approved a 1:20 reverse stock split. This was done for the purpose of reducing the number of common shares outstanding, thereby allowing the Company to issue additional shares, if necessary, in the event of a business combination.The primary activity of the Company currently involves seeking a company or companies that it can acquire or with whom it can merge. The Company has not selected any company for acquisition or merger and does not intend to limit potential acquisition candidates to any particular field or industry, but does retain the right to limit acquisition or merger candidates, if it so chooses, to a particular field or industry. The Company's plans are in the conceptual stage only.

The proposed business activities described herein classify the Company as a "blank check" company. Many states have enacted statutes, rules, and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in the Company's securities until such time as the Company has successfully implemented its business plan.

The Company's business is subject to numerous risk factors. These are described in the Company's Form 10-SB/A and are incorporated by this reference to Item 1 of that document.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company has the use of a limited amount of office space from its President, Richard J. Oldfield, at no cost to the Company. The Company pays its own charges for long distance telephone calls and other secretarial, photocopying, and similar expenses. There is no rental agreement or other costs for these services.

ITEM 3.   LEGAL PROCEEDINGS

The Company and its directors have instituted action for a declaratory judgment concerning a contract with Leann Gibbs, an individual resident in Ontario, Canada. The Complaint was filed in the Nineteenth Judicial Circuit Court, in and for St. Lucie County, Florida, as Case No. 98-736CA03. Ms. Gibbs and the Company had entered into a contract pursuant to which she would transfer to the Company her interest in a number of mica mines, in exchange for stock in the Company. The Company was to then pursue a business in mining the mica and selling the raw material to companies that would process it. The agreement with Ms. Gibbs was never consummated, and the parties, after much discussion, agreed to withdraw from the agreement. The Company has instituted the action to declare the agreement void, simply to protect itself from a later breach of contract action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of 1998.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

The Company's Articles of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock, $0.001 par value per share, of which 1,915,658 are issued and outstanding. The shares are non-
assessable,  without  pre-emptive  rights,  and  do   not   carry
cumulative voting rights. Holders of common shares are entitled to one vote for each share on all matters to be voted on by the stockholders. The shares are fully paid, non-assessable, without pre-emptive rights, and do not carry cumulative voting rights. Holders of common shares are entitled to share ratably in dividends, if any, as may be declared by the Company from time-to-
time,   from  funds  legally  available.  In  the  event   of   a
liquidation, dissolution, or winding up of the Company, the holders of shares of common stock are entitled to share on a pro-rata basis all assets remaining after payment in full of all liabilities.

As of May 30, 1999, there were 1,915,658 issued and outstanding shares of the Registrant's common stock. Of these, 1,399,910 are restricted and are subject to resale restrictions and, unless registered under the Securities Act or exempted under another provision of the Securities Act, will be ineligible for sale in the public market. Sales may be made after two years from their acquisition in accordance with Rule 144 promulgated under the Securities Act.. There are approximately 560 shareholders of the common stock. There is no active market for the registrant's securities.

On May 27, 1999, the Board of Directors approved a 1:20 reverse split of its common stock. This was done for the purpose of reducing the outstanding stock in order to give the Company enough shares under its articles of incorporation to permit it to use in the event an acquisition or merger were to occur that required the Company to issue additional shares. Under the terms of this reverse split, post-split shares will be rounded to the next whole share, resulting in the issuance of a small number of additional shares. The common shares referred to in this Form 10K-SB refer to the post-split figures.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

The Company has not issued or sold any unregistered securities in the previous three years, other than the March, 1999, issuance of 5,500,000 shares as discussed in Item 1 above.

ITEM 6.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, in conjunction with those forward-looking statements contained in this Statement.

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of that amended Form 10-SB filed with the SEC on May 10, 1999.

                           Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development-stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personal resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, it does not believe that there are any material year 2000 issues to disclose in this report.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

ITEM 7.   FINANCIAL STATEMENTS.

The  financial statements and supplemental data required by  this
Item 7 follow the index of financial statements appearing at Item
13 of this Form 10K-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company recently changed its auditor. The Company had previously used Kurt Saliger, CPA. Mr. Saliger is located in Las Vegas, NV. The change in auditors to Robert J. Boyer, CPA, was done for the purpose of having the Company's auditor located nearer to its executive offices in Florida. The Company's management did not have any dispute or disagreement with Mr. Saliger concerning the Company's financial statements or disclosures.

                            PART III

ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS, PROMOTERS, AND  CONTROL
          PERSONS

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors.

There are no agreements for any officer or director to resign at the request of any other person, and none of the officers or directors named below are acting on behalf of, or at the direction of, any other person.

The Company's officers and directors will devote their time to the business on an "as-needed" basis, which is expected to require 5-10 hours per month.

Information as to the directors and executive officers of the Company is as follows:



Name/Address             Age    Position
Richard J. Oldfield      49     President /
                                Director
James W. Blake           40     Secretary / Treasurer
Alan R. Kipnis           50     Director
Michael J. Lates         28     Vice President / Director

The biographies of Messrs. Oldfield, Blake, and Kipnis, together with a description of their experience with blank-check companies is included in the Company's Amended Form 10-SB, and is incorporated by reference to section 5 of that document. The biography of Mr. Lates is included herein:

Michael J. Lates; Vice President / Director

Mr. Lates was appointed by the Board of Directors in May, 1999, to fill the vacancy created by the resignation of Mr. Steven Hocke. Mr. Lates was appointed as Vice President of the Company and given the assignment of investigating Internet-type businesses as potential opportunities for the Company.

Mr. Lates graduated high school in 1989. He is currently a staff sergeant in the U.S. Army, where he is a supervisor in the Network Switching/Computer Systems Operator. Since April, 1997, he has been the president of Patriot Computer Systems, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

No compensation of directors or executive officers is paid or anticipated to be paid by the Company until an acquisition is completed. On acquisition of a target company, current management may resign and be replaced by persons associated with the business acquired, particularly if the Company participates in the target company by effecting a reorganization, merger, or consolidation. If any member of current management remains after effecting an acquisition, that member's time commitment will likely be adjusted based on the nature and method of the acquisition and location of the business. That time commitment cannot be predicted prior to the acquisition. Compensation of management will be determined by the board of directors in place after the acquisition, and shareholders of the Company will not have the opportunity to vote on or approve such compensation.

ITEM 11.  SECURITY  OWNERSHIP  OF CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT.

The following tables set forth information relating to the beneficial ownership of the Company's common stock by those persons holding beneficially more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.

a) Security Ownership of Certain Beneficial Owners



Title of  Name and Address of     Amount and        Percent of Class
Class     Beneficial Owner        Nature of
                                  Beneficial
                                  Ownership
Common    Alan R. & Sharon A.     213,911           11.17%
          Kipnis
          20529 Dumont St.
          Woodland Hills, CA
          91364
Common    Richard J. Oldfield     333,156           17.39%
          1839 SE Port Saint
          Lucie Blvd., Port
          Saint Lucie, FL 34952
Common    Michael J. Lates        175,000           9.14%
          1839 SE Port Saint
          Lucie Blvd., Port
          Saint Lucie, FL 34952
Common    Diane Mullins           137,100           7.16%
          8454 Brand Lane
          Penngrove, CA 94951

b) Security Ownership of Management



Title of  Name and Address of       Amount and        Percent of Class
Class     Beneficial Owner          Nature of
                                    Beneficial
                                    Ownership
Common    Alan R. & Sharon A.       213,911           11.17%
          Kipnis
          1839 SE Port Saint Lucie
          Blvd., Port Saint Lucie,
          FL 34952
Common    Rick Oldfield             333,156           17.39%
          1839 SE Port Saint Lucie
          Blvd., Port Saint Lucie,
          FL 34952
Common    Michael J. Lates          175,000           9.14%
          1839 SE Port Saint Lucie
          Blvd., Port Saint Lucie,
          FL 34952
Common    All directors and         722,067           37.69%
          officers as a group (3
          individuals)

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

NOTE: The financial statements were prepared prior to the 1:20 reverse split and prior to the issuance of 5,500,000 shares to Messrs. Lates, Blake, and Tierney. All share amounts referenced therein refer to the pre-split common stock.

          Reports of Independent Auditor, Robert J. Boyer, CPA, dated April 30, 1999.

          Balance Sheet as of December 31, 1998, and December 31,
            1997.

          Statement of Operation for the years ended December 31, 1998, and December 31, 1997.

          Statement of Stockholders' Equity.

          Statement  of  Cash Flows for the years ended  December
            31, 1998, and December 31, 1997.

          Notes to Financial Statements

Robert J. Boyer, CPA, PA 11379 N.W. 20th Drive, Coral Springs,
Florida 33071

To the Board of Directors and Stockholders of: Fuji Electrocell Corporation
(A Development Stage Company)

I have audited the accompanying balance sheet of Fuji Electrocell Corporation as of December 31, 1998, and the related statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fuji Electrocell Corporation at December 31, 1998, and the results of its operations, retained earnings, and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     /s/ Robert J. Boyer, CPA
     Robert J. Boyer, CPA
     Coral Springs, FL
     April 30, 1999

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEET



                            1998              1997

          ASSETS
CURRENT ASSETS
Cash                         $0                $0
TOTAL CURRENT ASSETS        $0                $0
PROPERTY AND EQUIPMENT
Fixed Assets                 $0                $0
TOTAL PROPERTY AND          $0                $0
EQUIPMENT
OTHER ASSETS
Other Assets Items           $0                $0
TOTAL ASSETS                $0                $0

     LIABILITIES AND
   STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable             $20,858           $20,858
TOTAL CURRENT LIABILITIES   $20,858           $20,858
LONG-TERM DEBT              $0                $0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par      $32,806           $32,806
value
authorized 50,000,000
shares issued and
outstanding
 32,805,784 shares
Additional Paid In Capital  $17,194           $17,194
Deficit Accumulated During  ($70,858)         ($70,858)
Development Stage
TOTAL STOCKHOLDERS' EQUITY  ($20,858)         ($20,858)
TOTAL LIABILITIES AND       $0                $0
STOCKHOLDERS' EQUITY

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS



                           1998       1997
INCOME

Revenue                     $0         $0
TOTAL INCOME               $0         $0
EXPENSES
General and Administrative  $0         $0
TOTAL EXPENSES
NET PROFIT (LOSS)          $0         $0
NET PROFIT (LOSS) PER      $0.00      $0.00
SHARE
AVERAGE NUMBER OF SHARES   32,805,78  32,805,78
OF COMMON STOCK            4          4
OUTSTANDING

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDER'S EQUITY



                  Number of Shares  Dollar Amount     Paid in Capital   Accumulated
                                                                        Deficit
Balance January   32,805,784        $32,806           $17,194        (70,858)
1, 1997
Net Income                                                              $0
Year Ended
12/31/97
Balance 12/31/97  32,805,784        $32,806           $17,194           (70,858)
Net Income                                                              $0
Year Ended
12/31/98
Balance 12/31/98  32,805,784        $32,806           $17,194           (70,858)

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                           1998              1997
CASH FLOWS FROM
OPERATIONS
Net (Loss)                  $0                $0
CASH PROVIDED FROM         $0                $0
INVESTING ACTIVITIES
CASH PROVIDED FROM         $0                $0
FINANCING ACTIVITIES
Net increase in cash        $0                $0
Cash, Beginning of Period  $0                $0
Cash, End of Period        $0                $0

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                     AS OF DECEMBER 31, 1998

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY HISTORY

The Company was organized in 1988 under the laws of the State of Nevada. The Company has no operations, has had no significant operations since January 1, 1996, and under generally accepted accounting standards is considered a development stage company.

The Company has adopted the accrual method of accounting as its only accounting policy at this time.

BASIC YEARLY MINIMUM EXPENSES

Even though the Company has had no revenues, there were some basic expenses throughout the year that had to be paid. These were paid by some of the Company's management, with no expectation of being reimbursed, and accordingly no notes payable from the Company to these managers had been set up on the books as of December 31, 1998.

GOING CONCERN ISSUES

The Company has no operations, with any future operations not clearly defined at this time. However, the Company has no revenues and without revenues or expected revenues in the near future, the Company is unlikely to be able to continue in business as a going concern. It is management's plan to continue to fund the Company's basic yearly requirements personally, with hopes of obtaining future capital and future business operations.

STOCK STRUCTURE

Future capital funding of the Company can be acquired through either the issuance of the remaining common stock, or the initial issuance of the preferred stock authorized by the State of Nevada.

REGULATORY FILINGS

The Company has filed a 10-SB report with the SEC in 1998, and is presently preparing a current 10-SB to be filed during the second quarter of 1999. All required State and Federal filings are current as of the Balance Sheet date.

LEGAL PROCEEDINGS

The Company is a plaintiff in a legal action regarding a Canadian Company which has agreed to withdraw from a contract with the Company. The Company has instituted this action to declare this agreement void, so that they cannot be later sued for breach of contract. Legal counsel does not anticipate any adverse action against the Company as a result of this action.

SIGNIFICANT OWNERSHIP

Of the total amount of shares outstanding, 16,873,914 are owned by three different individuals and one Securities Trust Company.
Not any of these individually control the Company with more than 50% of the voting power of the Common shares.

EXHIBITS

The   exhibits,   consisting  of  the   Company's   Articles   of
Incorporation  and Bylaws, are attached to the Company's  Amended
Form   10-SB,   filed  on  May  10,  1999.  These  exhibits   are
incorporated by reference to that Form.

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Fuji Electrocell Corporation



                           By: /s/ Richard J. Oldfield
                              Richard J. Oldfield, President