Form 10QSB
period 1999-03-31
FUJI ELECTROCELL CORP
filed 1999-06-18
CIK 1066821

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999 Commission File No.
000-24927





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

There are 1,915,658 shares of common stock outstanding as of May
30, 1999.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

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

                        Plan of Operation

The Company's Plan of Operation has not changed since the filing of its amended Form 10-SB. The description of the current plan of operation is incorporated by reference to Section 2 of its amended Form 10-SB filed with the SEC on May 10, 1999.

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

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and its directors have instituted action for a declaratory judgment concerning a contract with Leann Gibbs, an individual resident in Ontario, Canada. The Complaint was filed in the Nineteenth Judicial Circuit Court, in and for St. Lucie County, Florida, as Case No. 98-736CA03. Ms. Gibbs and the Company had entered into a contract pursuant to which she would transfer to the Company her interest in a number of mica mines, in exchange for stock in the Company. The Company was to then pursue a business in mining the mica and selling the raw material to companies that would process it. The agreement with Ms. Gibbs was never consummated, and the parties, after much discussion, agreed to withdraw from the agreement. The Company has instituted the action to declare the agreement void, simply to protect itself from a later breach of contract action. The parties are negotiating a settlement of all issues involved.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's common stock underwent a 1:20 reverse split on May 26, 1999, effective on June 7, 1999. This reduced the number of shares outstanding without changing the authorized common stock. No reduction in the rights or ownership percentage of the holders has occurred as a result of the reverse split.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the most recent quarter.

ITEM 5.   OTHER INFORMATION

On March 10, 1999, Mr. Steve Hocke resigned as director of the Company. His vacancy was filled by Mr. Michael J. Lates. Mr. Lates has a background in the computer industry, and was, therefore, appointed as Vice President of the Company, charged with identifying an internet-type private company with which the Company might enter into a business combination. Mr. Lates was issued 3,500,000 shares in lieu of compensation. Mr. James Blake, who has served as treasurer of the Company without compensation, was issued 1,000,000 shares. Mr. Steve Tierney, the Company's outside counsel, was issued 1,000,000 shares in payment of legal services provided by him on the Company's behalf.

On May 26, the Company authorized a 1:20 reverse split of the common shares. This was done in order to free-up common stock for use in acquiring or merging with another company. The reverse split was effective on June 7, 1999.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Financial statements for the quarter ended March 31, 1999.

NOTE: These financial statements were prepared prior to the reverse split of the Company's common stock. The number of shares contained therein reflect the common stock prior to the reverse split.

Robert J. Boyer, CPA, PA 11379 N.W. 20th Drive, Coral Springs,
Florida 33071

To the Board of Directors and Stockholders of: Fuji Electrocell Corporation
(A Development Stage Company)

I have compiled the accompanying balance sheet of Fuji Electrocell Corporation as of March 31, 1999, and the related statements of income, retained earnings and cash flows for the three months then ended in accordance with Statements on
Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. I have not audited or reviewed the accompanying financial statements and, accordingly I do not express an opinion or any other form of assurance on them.

     /s/ Robert J. Boyer, CPA
     Robert J. Boyer, CPA
     Coral Springs, FL
     May 4, 1999

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEET



                            3/31/99           1998

          ASSETS
CURRENT ASSETS
Cash                         $0                $0
TOTAL CURRENT ASSETS        $0                $0
PROPERTY AND EQUIPMENT
Fixed Assets                 $0                $0
TOTAL PROPERTY AND          $0                $0
EQUIPMENT
OTHER ASSETS
Other Assets Items           $0                $0
TOTAL ASSETS                $0                $0

     LIABILITIES AND
   STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable             $20,858           $20,858
TOTAL CURRENT LIABILITIES   $20,858           $20,858
LONG-TERM DEBT              $0                $0
STOCKHOLDERS' EQUITY
Common Stock, $.001 par      $32,806           $32,806
value
authorized 50,000,000
shares issued and
outstanding
 32,805,784 shares
Additional Paid In Capital  $17,194           $17,194
Deficit Accumulated During  ($70,858)         ($70,858)
Development Stage
TOTAL STOCKHOLDERS' EQUITY  ($20,858)         ($20,858)
TOTAL LIABILITIES AND       $0                $0
STOCKHOLDERS' EQUITY

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF OPERATIONS



                           Three      1998
                           months
                           ended
                           3/31/99
INCOME

Revenue                     $0         $0
TOTAL INCOME               $0         $0
EXPENSES
General and Administrative  $0         $0
TOTAL EXPENSES
NET PROFIT (LOSS)          $0         $0
NET PROFIT (LOSS) PER      $0.00      $0.00
SHARE
AVERAGE NUMBER OF SHARES   32,805,78  32,805,78
OF COMMON STOCK            4          4
OUTSTANDING

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                STATEMENT OF STOCKHOLDER'S EQUITY



                  Number of Shares  Dollar Amount     Paid in Capital   Accumula
                                                                        ted
                                                                        Deficit
Balance January   32,805,784        $32,806           $17,194   (70,858)
1, 1997
Net Income                                                              $0
Year Ended
12/31/97
Balance 12/31/97  32,805,784        $32,806           $17,194           (70,858)
Net Income                                                              $0
Year Ended
12/31/98
Balance 12/31/98  32,805,784        $32,806           $17,194           (70,858)
Net Income                                                              $0
Three months
Ended 3/31/99
Balance 3/31/99   32,805,784        $32,806           $17,194           (70,858)

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                           Three months      1998
                           ended 3/31/99
CASH FLOWS FROM
OPERATIONS
Net (Loss)                  $0                $0
CASH PROVIDED FROM         $0                $0
INVESTING ACTIVITIES
CASH PROVIDED FROM         $0                $0
FINANCING ACTIVITIES
Net increase in cash        $0                $0
Cash, Beginning of Period  $0                $0
Cash, End of Period        $0                $0

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                      AS OF MARCH 31, 1999

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

EXHIBITS

a)    The  exhibits,  consisting  of the  Company's  Articles  of
  Incorporation and Bylaws, are attached to the Company's Amended
  Form  10-SB,  filed  on  May  10,  1999.  These  exhibits   are
  incorporated by reference to that Form.

b)   Reports on Form 8-K:

  On May 27, 1999, the Company filed a Form 8-K announcing the resignation of Steve Hocke as director of the Company, and the appointment of Michael J. Lates to fill his vacancy. The Company also announced that Mr. Lates was appointed as Vice President and charged with the task of finding an internet-type business as an acquisition/merger candidate for the Company. The Company issued Mr. Lates 3,500,000 common shares, and also issued 1,000,000 shares each to Mr. James Blake for his work as the Company's treasurer, and to Mr. Steve Tierney, the Company's outside legal counsel, as payment for his legal fees.

  On June 3, 1999, the Company filed a Form 8-K announcing a 1:20 reverse split of the Company's common stock. This was done because the company had very little authorized common stock that had not been issued. The reverse split reduced the number of shares outstanding to less than 2 million, allowing the remaining 48 million authorized shares to be used to affect an acquisition or merger.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Fuji Electrocell Corporation



                           By: /s/ Richard J. Oldfield
                              Richard J. Oldfield, President