Form 10QSB
period 1999-06-30
CLASSIFIED ONLINE COM
filed 1999-10-14
CIK 1066821

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999 Commission File No.
000-24927
8






                      CLASSIFIED ONLINE.COM
             (FORMERLY FUJI ELECTROCELL CORPORATION)
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

There were 1,915,289 shares of common stock of Fuji Electrocell
Corporation outstanding as of June 30, 1999.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10Q-SB.

ITEM 2.   MANAGEMENT'S PLAN OF OPERATION

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This statement includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included in this Registration Statement, other than statements of historical fact, are forward-looking statements. Although Management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed in this Statement, including, without limitation, those expectations reflected in forward-looking statements contained in this Statement.

                        Plan of Operation

At the end of the current quarter, the Company was engaged in a share exchange agreement by which it was to acquire a Nevada corporation named "ClassifiedOn Line.Com." As part of the agreement, the Company would be renamed "ClassifiedOnLine.Com." The acquired company would change its name to "WantToBuy.Com" and become a wholly-owned subsidiary of the new ClassifiedOnLine.Com. Although the agreement had been approved by the end of the quarter, the exchange and acquisition had not yet been finalized by that time.

The exchange agreement was done under the plan of the Board of Directors to bring the Company into an internet-based business. The acquired company has developed an internet-based classified advertising web-site, which is expected to commence operations during the third quarter of 1999, giving the Company an immediate presence on the internet. The Company expects to continue identifying and evaluating additional web-based opportunities.

                           Competition

The Company is a new and therefore insignificant participant among firms which engage in web-based businesses. The Company believes that it has a competitive product, however, and the expertise to continue to improve its offering. In view of the Company's limited financial resources, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors, in the near term.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. The Company has assessed these issues as they relate to the Company, and does not believe that there are any material year 2000 issues to disclose in this report.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company and its directors have instituted action for a declaratory judgment concerning a contract with Leann Gibbs, an individual resident in Ontario, Canada. The Complaint was filed in the Nineteenth Judicial Circuit Court, in and for St. Lucie County, Florida, as Case No. 98-736CA03. Ms. Gibbs and the Company had entered into a contract pursuant to which she would transfer to the Company her interest in a number of mica mines, in exchange for stock in the Company. The Company was to then pursue a business in mining the mica and selling the raw material to companies that would process it. The agreement with Ms. Gibbs was never consummated, and the parties, after much discussion, agreed to withdraw from the agreement. The Company has instituted the action to declare the agreement void, simply to protect itself from a later breach of contract action. The parties have reached agreement in principle on all issues, and the Company believes this settlement will be finalized in the very near future.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company's common stock underwent a 1:20 reverse split on May 26, 1999, effective on June 7, 1999. This reduced the number of shares outstanding without changing the authorized common stock, although the par value of the stock remained at $0.001 per share. No reduction in the rights or ownership percentage of the holders has occurred as a result of the reverse split.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Plan of Exchange with ClassifiedOnLine.Com was submitted by the Board of Directors to the shareholders, due to the commonality of the boards of the two companies. The Plan of Exchange was approved by written consent of a majority of the shareholders, in accordance with Nevada law, without a meeting of shareholders being called.

ITEM 5.   OTHER INFORMATION

On March 17, 1999, the Company accepted the resignation of Steven Hocke, effective March 10, 1999. The Company appointed Michael J. Lates to fill the vacancy on the board as well, appointed him as Vice President, and charged him with identifying an internet-based business as a partner for the Company. The Company issued 3,500,000 shares of common stock (prior to the effect of the reverse split discussed below), valued at $35,000, to the new director in consideration of consulting services provided to the Company. The Company also issue a total of 2,000,000 shares of common stock (prior to the effect of the reverse split discussed below), valued at $20,000, to James Blake and Steve Tierney in consideration of consulting and legal services provided to the Company.

On May 26, 1999, the Company announced a 1:20 reverse stock split to shareholders of record on June 7, 1999.

On June 21, 1999, the Company approved a Plan of Exchange in which it would acquire ClassifiedOn Line.Com, a Nevada corporation that had developed an internet site that would look like, and serve a similar function to, a classified advertisement section of a local newspaper.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of June 30, 1999, and for the six-month and three-month periods then ended.

EXHIBITS

a)    The  exhibits,  consisting  of the  Company's  Articles  of
  Incorporation and Bylaws, are attached to the Company's Amended
  Form  10-SB,  filed  on  May  10,  1999.  These  exhibits   are
  incorporated by reference to that Form.

b)   Reports on Form 8-K:

  On May 27, 1999, the Company filed a Form 8-K announcing that one of the three officers and directors had left the Company, and was replaced by a new individual.

  On June 3, 1999, the Company filed a Form 8-K announcing that the Company would undergo a 1:20 reverse stock split to shareholders of record on June 7, 1999. The action was taken to enable the Company to allow it to enter into a business combination.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ClassifiedOnLine.Com



                           By:
                              Richard J. Oldfield, President

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                          BALANCE SHEET


                                             June 30, 1999
                        ASSETS
            CURRENT ASSETS:
            Cash                             0
            TOTAL CURRENT ASSETS             0
            PROPERTY and EQUIPMENT
            OTHER ASSETS;                    0
                                             0
             LIABILITIES AND STOCKHOLDERS'
                        EQUITY
            CURRENT LIABILITIES;
           Accounts Payable                  20,858
           Accrued Expenses                  3,832
            TOTAL CURRENT LIABILITIES        24,690
            LONG TERM DEBT                   0
            TOTAL LIABILITIES                24,690
            STOCKHOLDERS' EQUITY;
           Preferred stock, $0.01 par        0
            value,
            authorized 20,000,000 shares;
            no shares issued and
            outstanding
           Common stock, $0.001 par value,   1,915
            authorized 50,000,000 shares;
            Issued and Outstanding
            1,915,289 shares
           Additional paid-in Capital        103,085
           Deficit Accumulated During        (129,690)
            Development Stage
            TOTAL STOCKHOLDERS' EQUITY       (24,690)
                                             0

                        FUJI ELECTROCELL
                  (A Development Stage Company)
                     STATEMENT OF OPERATION


                  Six       Six       Three      Three
                  Months    Months    Months     Months
                  Ended     Ended     Ended      Ended
                  June 30,  June 30,  June 30,   June 30,
                  1999      1998      1999       1998
INCOME:
Revenue            0         0         0          0
EXPENSES:
General, Selling   58,832              58,832
and
Administrative
Net Income (Loss)  (58,832)            (58,832)
Income (Loss) Per (0.03)              (0.03)
Share
Weighted Average  1,799,81  1,640,28  1,915,289  1,640,28
Number of Shares  9         9                    9
- Basic

See accompanying notes to financial statements

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS


                          Six Months Ended  Six Months Ended
                          June 30, 1999     June 30, 1998
Cash Flows from
Operating Activities:
Reconciliation of Net
Income (Loss) to Cash
Provided by Operating
Activities
Net Loss                   (58,832)           0
Consulting Expenses Not    55,000            0
Using Cash
Increase in Accrued        3,832             0
Expenses
Net Cash Provided By      0                 0
Operating Activities
Net Cash Provided by      0                 0
Investing Activities
Net Cash Provided by      0                 0
Financing Activities
Increase in Cash           0                 0
Cash, Beginning of        0                 0
period
Cash, end of period       0                 0

Supplemental Schedule of Non Cash Investing and Financing
Activities:

During  the  Six Months Ended June 30,  1999,  the
   Company  issued 275,000 Shares of Common  Stock
   (After the Effect of the Reverse Split) for Consulting Services Amounting to $55,000.

See Notes to Financial Statements.

                  FUJI ELECTROCELL CORPORATION
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 30, 1999

UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statement included above were prepared by the Company's management. In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1999 and the results of operations and cash flows for the six months and three months then ended. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended December 31, 1998.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND COMPANY HISTORY

The Company was organized in 1988 under the laws of the State of Nevada. The Company has no operations, has had no significant operations since January 1, 1996, and under generally accepted accounting principles is considered a development stage company.

The Company has adopted the accrual method of accounting.

BASIC YEARLY MINIMUM EXPENSES

Even though the Company has had no revenues, there were some basic expenses throughout the year that had to be paid. These were paid by some of the Company's management, with no expectation of being reimbursed, and accordingly no notes payable from the Company to these managers had been set up on the books as of June 30, 1999.

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

STOCK STRUCTURE

On May 26, 1999, the Company's Board of Directors declared a one-for-twenty reverse stock split for shareholders of record on June 7, 1999 whereby each shareholder received one share for each twenty shares held. The reverse stock split did not effect the authorized shares or the par value of the common stock. All references in the accompanying financial statements to shares, weighted average number of shares, and per share amounts (except for par value) have been retroactively adjusted to reflect the reverse split.

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

SUBSEQUENT EVENTS

On July 16, 1999, the Company completed its exchange agreement with ClassifiedOnLine.Com. As a result of the completion of this exchange, the Company changed its name to Classified OnLine.Com. The company previously known as ClassifiedOnLine.Com changed its name to WantToBuyOnline.Com and is now a wholly-owned subsidiary of the Company.



The exchange was approved by the boards of directors of both companies on June 21, 1999. The shareholders of Classified OnLine.com approved the exchange by unanimous vote. The directors of Fuji Electrocell Corp., being shareholders and, in some cases, directors of Classified OnLine.com, submitted the agreement to the Company's shareholders. The agreement was approved by holders of a majority of the Company's issued and outstanding voting stock by consent in lieu of a meeting. The Articles of Exchange were submitted to the Secretary of State of Nevada and filed on July 16, 1999.