Form 10-Q
period 1999-09-30
CLASSIFIED ONLINE COM
filed 1999-11-16
CIK 1066821

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999 Commission File
No. 000-24927
3

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

There are 10,000,369 shares of common stock outstanding as of September 30, 1999.



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

                        Plan of Operation

The Company has developed an internet-based classified advertising web-site, which commenced operations by the end of the current quarter, giving the Company an immediate presence on the internet. The Company expects to continue identifying and evaluating additional web-based opportunities. The plan of operation is still new, and, therefore, the Company has not generated any revenues.

Prior to the commencement of operations, the Company was engaged in a share exchange agreement by which it acquired a Nevada corporation named "ClassifiedOn Line.Com as referenced in the Form 8-K, originally filed on August 11, 1999. As part of the agreement, the Company was renamed "ClassifiedOnLine.Com." The acquired company changed its name to "WantToBuy.Com" and become a wholly-owned subsidiary of the new ClassifiedOnLine.Com. The exchange and acquisition was completed on July 16, 1999.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of September 30, 1999, and for the nine-month and three-month periods then ended.

                      CLASSIFIEDONLINE.COM
                  (A Development Stage Company)
                          BALANCE SHEET

                       September 30, 1999



              ASSETS
CURRENT ASSETS:
Cash                                 484
Prepaid expenses, net                1,564
TOTAL CURRENT ASSETS                2,048
OTHER ASSETS, NET                   25,208
TOTAL ASSETS                        27,256
  LIABILITIES AND STOCKHOLDERS'
              EQUITY
CURRENT LIABILITIES;
Accounts payable                     79,646
TOTAL CURRENT LIABILITIES           79,646
STOCKHOLDERS' EQUITY;
Common stock, $0.001 par value,      10,000
authorized 25,000,000 shares
issued and outstanding 10,000,369
Additional paid-in Capital           127,004
Deficit accumulated during           (189,394)
development state
TOTAL STOCKHOLDERS' EQUITY          (52,390)
Commitments
TOTAL LIABILITIES AND               27,256
STOCKHOLDERS' EQUITY

                      CLASSIFIEDONLINE.COM
                  (A Development Stage Company)
                     STATEMENT OF OPERATION

                    Period from     Three Months
                    February 9,     Ended
                    1999            September 30,
                    (inception)     1999
                    through
                    September 30,
                    1999
INCOME:
Revenue              0               0
EXPENSES:
General, Selling     189,394         22,698
and Administrative
Net Income(Loss)    (189,394)       (22,698)
Earnings(Loss) per  (.02)
share
Weighted Average    8,717,783       9,688,033
Number of Shares -
Basic

See accompanying notes to financial statements

                      CLASSIFIEDONLINE.COM
                  (A Development Stage Company)
                     STATEMENT OF CASH FLOWS

            Period from February 9, 1999 (inception)
                   Through September 30, 1999




Cash Flows from Operating Activities:
Reconciliation of net loss to net cash
used by operating activities
Net Loss                               (189,394)
Adjustment to Reconcile net loss to
cash provided by operating
activities:
Amortization                          1,738
Consulting expenses compensated       161,694
through the issuance of common stock
Increase in other assets              (28,510)
Increase in accounts payable          54,956
Total adjustments                     189,878
Net cash used by operating activities 484
Cash Flows from Investing Activities
Cash Flows from Financing Activities:
Net change in cash and cash            484
equivalents
Cash and cash equivalents at          0
beginning of period
Cash and cash equivalents at end of   484
period

See accompanying notes to financial statements

Supplemental schedule of non-cash investing and financing activities:

On July 16, 1999, ClassifiedOnLine.Com (formerly Fuji Electrocell Corporation) acquired ClassifiedOnLine.Com in accordance with an exchange agreement approved by the board of directors of both companies. Under the terms of the exchange agreement, each of the 8,084,711 shares outstanding in ClassifiedOnLine.Com was exchanged for one share of ClassifiedOnLine.Com's common stock. The acquisition resulted in an increase in accounts payable of $24,390, an increase in common stock of $1,915, and a reduction in additional paid-in capital of $26,305.

                      CLASSIFIEDONLINE.COM
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                       September 30, 1999

UNAUDITED FINANCIAL STATEMENTS

The unaudited financial statements included above were prepared by the Company's management. In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 1999 and the results of operations and cash flows for the nine months and three months then ended. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the year ended December 31, 1998.

On July 16, 1999, ClassifiedOnLine.Com (formerly Fuji Electrocell Corporation) acquired ClassifiedOnLine.Com in accordance with an exchange agreement approved by the boards of directors of both companies. Under the terms of the exchange agreement, each of the 8,084,711 shares outstanding in ClassifiedOnLine.Com's common stock. Upon completion, there were 10,000,369 shares of common stock outstanding.

Due to the fact that the registrant has been dormant company, the combined companies will carryforward the plan of operations of the ClassifiedOnLine.Com, and the shareholders of ClassifiedOnLine.Com will own 80.84% of the outstanding common stock of the combined company, the exchange is being accounted for as a reverse acquisition. Accordingly, the financial information is presented as if ClassifiedOnLine.Com was the acquiring company.

ClassifiedOnLine.Com was incorporated on February 9, 1999. The company is currently in the development stages and expects to commence operations in accordance with its business plan during the fourth quarter of 1999.

GOING CONCERN ISSUES

The Company has no operations, with any future operations not clearly defined at this time. However, the Company has no revenues and without revenues or expected revenues in the near future, the Company unlikely to be able to continue in business as a going concern. It is management's plan to continue to fund the Company's basic yearly requirements personally, with hopes of obtaining future capital and future business operations.

LEGAL PROCEEDINGS

The Company is a plaintiff in a legal action regarding a Canadian Company which has agreed to withdraw from a contract with the Company. The Company has instituted this action to declare this agreement void, so that they cannot be later sued for breach of contract. Legal counsel does not anticipate any adverse action against the Company as a result of this action.

RELATED PARTY TRANSACTIONS

During the period from February 9, 1999 (inception ) through September 30, 1999, certain expenses were funded by an affiliate of the Company's President. As of September 30, 1999, the Company owed the affiliate $25,982 for reimbursement of such expenses. Certain other expenses were paid by other officers and directors of the Company. The Company owed these individuals $4,150 at September 30, 1999.

EXHIBITS

a)    The  exhibits,  consisting  of the  Company's  Articles  of
  Incorporation and Bylaws, are attached to the Company's Amended
  Form  10-SB,  filed  on  May  10,  1999.  These  exhibits   are
  incorporated by reference to that Form.

b)   Reports on Form 8-K:

  On August 11, 1999, the Company filed a Form 8-K announcing that the Company had completed its exchange agreement with ClassifiedOn Line.Com. As a result of this exchange agreement, the Company changed its name to ClassifiedOnLine.Com. On October 8, 1999, an amended Form 8-K was filed. A final amendment to this 8-K was filed on November 12, 1999.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                           ClassifiedOnLine.Com



                           By: /s/ Richard J. Oldfield



                              Richard J. Oldfield, President