Form 10KSB
period 1999-12-31
CLASSIFIED ONLINE COM
filed 2000-04-14
CIK 1066821

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-KSB
    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                      EXCHANGE ACT OF 1934

For the year ended December 31, 1999Commission File No. 000-24927





                      CLASSIFIED ONLINE.COM
             (FORMERLY FUJI ELECTROCELL CORPORATION)
     (Exact name of registrant as specified in its charter)




Nevada                                            33-0199082
(State of organization) (I.R.S. Employer Identification No.)

5104 Oleander Ave., Fort Pierce, FL 34954
(Address of principal executive offices)

Registrant's telephone number, including area code (561) 337-4065

Securities registered under Section 12(g) of the Exchange Act:
                                   Common stock, $0.001 par value
                                   per share
                                   Preferred stock, $0.01 par
                                   value per share

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

Issuer's Revenue during the year ended December 31, 1999:   $202

Aggregate market value of the voting and non-voting common equity held by non-affiliates based on the price of N/A per share (the selling or average bid and asked price) as of April 11, 2000:
$4,063,043.70

              DOCUMENTS INCORPORATED BY REFERENCE:

The Company's form 10-SB/A, filed on May 10, 1999, and the exhibits attached thereto, are incorporated by reference. The Company also incorporates by reference Forms 8-K that were filed on May 27, 1999, June 3, 1999,August 10, 1999, August 11, 1999,
and December 22, 1999; and Forms 8-K/A that were filed on September 14, 1999, October 8, 1999 and November 15, 1999.

                             PART I

ITEM 1.   DESCRIPTION OF BUSINESS

                           Background

Classified OnLine.com (the "Company") is a Nevada corporation formed on September 11, 1981 as "Controlled Combustion Corp." Its original purpose was to design, develop, and build a pyrolitic plant. The Company's name was changed to Fuji Electrocell Corporation on June 25, 1986 in connection with the company receiving an assignment of the right to market the Fuji brand of batteries in the United States. On June 25, 1986, the Company also amended its Articles of Incorporation to increase the authorized capital stock to 50,000,000 Shares from 50,000 and to authorize the issuance of 20,000,000 shares of preferred stock with a par value of $0.01 per share. The Company again changed its name on June 21, 1999 to Classified OnLine.com (see "Exchange Agreement" below). The Company's principal place of business is located at 5104 Oleander Ave., Fort Pierce, FL 34954.

In March, 1999, the Company issued a total of 5,500,000 shares of common stock. Of this amount, 3,500,000 was given to Mr. Michael
J. Lates, who replaced Steven Hocke as director of the Company. Mr. Lates was appointed as Vice President and charged with investigating Internet-type businesses as potential opportunities for the Company. Mr. James Blake was given 1,000,000 shares for his work as the Company's treasurer, and Mr. Steve Tierney, the Company's outside legal counsel, was given 1,000,000 shares in payment of his legal services on behalf of the Company. On May 26, 1999, the Company's board approved a 1:20 reverse stock split. This was done for the purpose of reducing the number of common shares outstanding, thereby allowing the Company to issue additional shares, if necessary, in the event of a business combination.

                        Exhange Agreement

On June 21, 1999, the Company completed an exchange agreement with a company then known as ClassifiedOnLine.Com. The company had developed an internet web-site providing users the ability to list classified advertisements on the internet. The web-site allows users to search and place the ads by category of item and by geographical location. The web-site address is http://www.classifiedonline.com. (see Plan of Operation; "Item 6") Under the terms of the exchange agreement, each of the
8,084,711 shares outstanding in ClassifiedOnLine.Com was exchanged for one share of the Company's common stock. Upon completion, there were 10,000,369 shares of the Company's voting stock outstanding, each with the same rights and privileges as the shares of the Company prior to the exchange. Upon completion of this exchange, the Company changed its name to Classified OnLine.Com. The company previously known as ClassifiedOnLine.Com changed its name to WantToBuyOnline.Com and is now a wholly-owned subsidiary of the Company. WantToBuyOnline.Com has had no operations. Shareholders of the Company before the exchange agreement now own 80.84% of the issued and outstanding shares.

On January 24, 2000, the Company formed a new wholly-owned subsidiary called SafeVenture.com. SafeVenture.com was incorporated under the laws of the State of Nevada for the purpose of designing, developing, and marketing an internet-based escrow transaction service.

The Company's business is subject to the following risk factors:

RELIANCE ON KEY PERSONNEL. The Company places particular reliance on certain key advisors, directors, and the president, whose involvement would be considered material to the Company.

COMPETITION. The Company is an insignificant participant among firms which engage in providing comprehensive classified advertising on the Internet. There are many established companies which have significantly greater financial resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage vis-a-vis the Company's competitors.

FUTURE FINANCING. The future success of the Company may depend on financing.

REGULATION. Although the Company will be subject to regulation under the Securities Exchange Act of 1934, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as the Company will not be engaged in the business of investing or trading in securities. The Company has obtained no formal determination from the
Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences. The Company does not at present have any governmental permits, licenses or the like.

LIMITED OPERATING HISTORY. The Company has not generated any revenues since its inception and has a limited operating history. There can be no assurances that the Company will operate at a profit. There can be no assurances that the growth strategies identified by management will be successful, or, if they are successful, that they will have a positive effect on the earnings of the Company.

SPECULATIVE NATURE OF COMPANY'S PROPOSED OPERATIONS. The  success of  the  Company's  operations may be dependent  upon  management
together   with  numerous  other  factors  beyond  the  Company's
control.

ITEM 2.   DESCRIPTION OF PROPERTY.

The Company has the use of a limited amount of office space from its President, Richard J. Oldfield. The Company pays its own charges for long distance telephone calls and other secretarial, photocopying, and similar expenses. The Company also leases certain equipment for its internet operations. In May 1999, the Company signed an agreement to lease computer equipement. Under the terms of the agreement, the computer equipment is to be leased for 36 months at $1,057.80 per month. In June 1999, the Company also signed an addendum to the original lease agreement, in which the Company will pay an additional $71.80 per month for a period of 34 months commencing in July 1999.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of 1999.

                             PART II

ITEM 5.   MARKET   FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
          MATTERS.

Under the terms of the exchange agreement (see "Item 1"), each of the 8,084,711 shares outstanding in WantToBuy Online.Com (formerly ClassifiedOnLine.Com) was exchanged for one share of the Company's common stock. Upon completion, there were 10,000,369 shares of the Company's voting stock outstanding, each with the same rights and privileges as the shares of the Company prior to the exchange. Subsequent to the exchange agreement, 7,128 shares of undocumented shares were reissued for exchange for no consideration, resulting in the 10,007,497 currently issued and outstanding.

                          Common Stock

The Company's Articles of Incorporation authorizes the issuance of 50,000,000 shares of Common Stock, $0.001 par value per share, of which 10,007,497 are issued and outstanding. The shares are non-assessable, without pre-emptive rights, and do not carry cumulative voting rights. Holders of common shares are entitled to one vote for each share on all matters to be voted on by the stockholders. The shares are fully paid, non-assessable, without pre-emptive rights, and do not carry cumulative voting rights. Holders of common shares are entitled to share ratably in dividends, if any, as may be declared by the Company from time-to-
time,   from  funds  legally  available.  In  the  event   of   a
liquidation, dissolution, or winding up of the Company, the holders of shares of common stock are entitled to share on a pro-rata basis all assets remaining after payment in full of all liabilities.

As of March 21, 2000, the Company had 10,007,497 shares issued and outstanding, of which 8,835,203 shares are restricted pursuant to Rule 144, promulgated under the Securities Act and are subject to resale restrictions and, unless registered under the Securities Act or exempted under another provision of the Securities Act, will be ineligible for sale in the public market. Sales may be made after two years from their acquisition in accordance with Rule 144. There are also 4,000,000 shares of common stock available to the president and vice-president through stock options (see "Items 10 & 11"). There are approximately 560 shareholders of the common stock. The stock is traded on the OTCBB under the symbol CLOL.

                         Preferred Stock

The Company's Articles of Incorporation authorizes the issuance of 20,000,000 shares of preferred stock, $0.01 par value per share. The Company's Board of Directors has the authority, without action by the shareholders, to issue all or any portion of the authorized preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. The preferred stock, if and when issued, may carry rights superior to those of common stock; however no preferred stock may be issued with rights equal or senior to the preferred stock without the consent of a majority of the holders of then-outstanding preferred stock.

The  Company  considers  it desirable  to  have  preferred  stock available to provide increased flexibility in structuring possible futureacquisitions and financings, and in meeting corporate needs which may arise. If opportunities arise that would make the issuance of preferred stock desirable, either through public offering or private placements, the provisions for preferred stock in the Company's Certificate of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock which would result in dilution of the income per share and net book value of the common stock. Issuance of additional common stock pursuant to any conversion right which may be attached to the terms of any series of preferred stock may also result in dilution of the net income per share and the net book value of the common stock.

The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of Nevada law could delay or make more difficult amerger, tender offer, or proxy contest involving the Company. While such provisions are intended to enable the Board of Directors to maximize shareholder value, they may have the effect of discouraging takeovers which could be in the best interests of certain shareholders. There is no assurance that such provisions will not have an adverse effect on the market value of the Company's stock in the future.

                            Dividends

The Registrant has not paid any dividends to date, and has no plans to do so in the immediate future.

            Recent Sales of Unregistered Securities.

During 1999, the president transferred 208,000 of his shares to outside consultants in exchange for consulting, bookkeeping and legal services, which has been valued at $103,450.

In November 1999, the vice-president contributed 50,000 shares of his common stock to the Company's treasury. Subsequently, 3,700 shares of stock were reissued to an outside consultant in exchange for services rendered, which was valued at $3,237.

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

                        Plan of Operation

The Company plans to build and maintain one of the most comprehensive online classified databases available online. Cash requirements will be met by advances from the Officers and Directors or through a private placement of the Company's common stock.

The newly designed, interactive website will provide users with an easy and hassle-free way to buy and sell from each other online, allowing viewers to enjoy a user-friendly marketplace to conduct person-to-person e-commerce. Visitors to http://www.ClassifiedOnline.com will experience several brand new interactive classified areas including: Transportation, Employment, Real Estate, Merchandise, Services, Personals, and Collectables.
Further, a new section to ClassifiedOnline.com will provide an expanded venue to local community newspapers, opening their classified sections to viewers around the globe, and making those advertisements available to all users. Bringing the "small town papers" to the world will be a major part of ClassifiedOnline.com's new business strategy, combined with online partnerships, for auto, real estate, personal ads, employment and merchandise listings. This innovative touch will provide locally focused news and information to all visitors of ClassifiedOnline.com
A full corporate profile for ClassifiedOnLine.com (OTCBB: CLOL - news) may be found at http://www.SmallcapNewswire.com.

                      Year 2000 Compliance

The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 approaches. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities.

The Company has verified that they will use only certified "Year 2000" compatible software for all of the company's computing requirements. The company believes that the "Year 2000" issue will not pose significant operational problems and will not materially affect future financial results.

                            Employees

The Company's only employees at the present time are its officers and directors, who will devote as much time as the Board of Directors determine is necessary to carry out the affairs of the Company. As the Company becomes operational during the year 2000, it will be necessary to hire additional employees The exact number of employees will be determined based upon the size of operations.

ITEM 7.   FINANCIAL STATEMENTS.

Since Classified OnLine.Com was a dormant company, financial information is presented as if ClassifiedOnLine.Com was the acquiring company the financial statements and notes to the financial statements have been prepared, accordingly. The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10K-SB.

ITEM 8.   CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

Since   the  exchange  has  been  accounted  for  as  a   reverse
acquisition, there has been no change in the accountants of WantToBuy Online.Com (formerly Classified Online.Com) to disclose, and Management has had no disagreements with the findings of its current accountants.

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

Information as to the directors and executive officers of the Company is as follows:



Name/Address             Age    Position
Richard J. Oldfield      51     President /
3104 Overbrook Dr.              Director
Port Saint Lucie, FL
34952
James W. Blake           40     Secretary / Treasurer
9175 Second Ave.
Jacksonville, FL 32208
Michael J. Lates         28     Vice President / Director
523 Greenleaf Meadows
Rochester, NY 14612

The biographies of Messrs. Oldfield, Blake, and Lates is included in the Company's Amended Form 10-SB, and is incorporated by reference to section 5 of that document.

ITEM 10.  EXECUTIVE COMPENSATION

No cash compensation of directors or executive officers is paid or anticipated to be paid by the Company until such a time that the Company will generate revenue. Compensation of management will be determined by the board of directors. The current officers and directors have received stock as sole compensation. The officers and directors are to devote a reasonable amount of their time and attention to the Company.

                   Summary Compensation Table

                Annual compensation       Long term compensation



                                             Awards            Payout
                                                               s

Name and         Year  Salary  Bonu   Other  Restric  Securit  LTIP    All
Position               ($)     s      Annua  ted      ies      Payout  othe
                               ($)    l      Stock    underly  s ($)   r
                                      Comp.  Awards   ing              Comp
                                      ($)    ($)      options          .
                                                      / SARs           ($)
                                                      (#)
Classified
OnLine.com
(formerly Fuji)
(1)
Michael J.       1999                        175,000
Lates,                                       shares
Vice-                                        (2)
President/Direct
or
James Blake,     1999                        50,000
Sec./Treas./Dire                             shares
ctor                                         (2)
ClassifiedOnline
 .Com
(currently
WantToBuy)
Richard J.       1999                        4,473,6
Oldfield,                                    21
President/Direct                             shares
or
Michael J.       1999                        1,325,0
Lates,                                       00
Director                                     shares
Alan Kipnis,     1999                        786,090
Secretary/Direct                             shares
or
James Blake,     1999                        450,000
Treasurer/Direct                             shares
or

              Option /SAR Grant in Last Fiscal Year

                        Individual Grants



Name                  Number of     Percent of total  Exercise or base   Expiration
                     securities      options / SARs     price ($/sh)        Date
                     underlying        granted to
                   options / SARs     employees in
                     Granted (#)    last fiscal year
Richard J.        1,000,000                           $2.50/sh      6/2002
Oldfield,
President/Directo 1,000,000                           $2.00/sh          6/2001
r

Michael J. Lates, 1,000,000                           $2.50/sh          6/2002
Vice-             1,000,000                           $2.00/sh          6/2001
President/Directo
r

(1) The compensation table differentiates the compensation received by the officers and directors from both companies prior to the acquisition on July 16, 1999.
(2) The shares issued to Michael J. Lates and James Blake from Classified OnLine.Com (formerly Fuji) are represented as 20:1 reverse split shares.
Mr. Oldfield and Mr. Lates have been granted two options each; one, which will expire in June 2002, allows each of them to purchase up to one million (1,000,000) shares of the company's common stock at a price of $2.50; the other, which will expire in June 2001, allows each of them to purchase up to one million (1,000,000) shares each of the company's common stock at a price of $2.00. These options are granted as compensation for their work on behalf of the Company.

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

a) Security Ownership of Certain Beneficial Owners



Title of  Name and Address of     Amount and        Percent of Class
Class     Beneficial Owner        Nature of
                                  Beneficial
                                  Ownership
Common    Alan R. & Sharon A.     944,701           9.44%
          Kipnis
          20529 Dumont St.
          Woodland Hills, CA
          91364
Common    Richard J. Oldfield     3,825,970         38.23%
          1839 SE Port Saint
          Lucie Blvd., Port
          Saint Lucie, FL 34952
Common    Michael J. Lates        1,430,800         14.30%
          1839 SE Port Saint
          Lucie Blvd., Port
          Saint Lucie, FL 34952

b) Security Ownership of Management



Title of  Name and Address of       Amount and        Percent of Class
Class     Beneficial Owner          Nature of
                                    Beneficial
                                    Ownership
Common    Rick Oldfield             3,825,970         38.23%
          1839 SE Port Saint Lucie
          Blvd., Port Saint Lucie,
          FL 34952
Common    Michael J. Lates          1,430,800         14.30%
          1839 SE Port Saint Lucie
          Blvd., Port Saint Lucie,
          FL 34952
Common    James W. Blake            500,000           5.00%
          9175 Second Ave.
          Jacksonville, FL 32208
Common    All directors and         5,756,770         57.52%
          officers as a group (3
          individuals)

Note that Mr. Oldfield and Mr. Lates have been granted two options each; one, which will expire in June 2002, allows each of them to purchase up to one million (1,000,000) shares of the company's common stock at a price of $2.50; the other, which will expire in June 2001, allows each of them to purchase up to one million (1,000,000) shares each of the company's common stock at a price of $2.00. These options are granted as compensation for their work on behalf of the Company. If these options were exercised, Mr. Oldfield's ownership would increase to 41.59%, while Mr. Lates' would increase to 24.49%. In such event, the ownership of Messrs. Kipnis and Blake would decrease to 6.74%, and 3.57% respectively, and the officers and directors would own 69.65% of the Company's common stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During February 9, 1999 through December 31, 1999, $9,172.00 of the Company's expenses were funded by Treasure Coast Mortgage, a mortgage company in which the president is also a principal.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.

FINANCIAL STATEMENTS

          Reports  of Independent Auditor, Morgan, Jacoby, Thurn,
            Boyle & Associates, P.A. dated April 6, 2000.

          Consolidated Balance Sheet as of December 31, 1999

          Consolidated Statement of Operations for the period from February 9, 1999 (inception) through December
            31, 1999.

          Consolidated Statement of Stockholders' Equity for the period from February 9, 1999 (inception) through
            December 31, 1999.

          Consolidated Statement of Cash Flows for the period from February 9, 1999 (inception) through December
            31, 1999.

          Notes to Consolidated Financial Statements

                  Independent Auditors' Report

The Board of Directors
Classified OnLine.Com:

We have audited the accompanying consolidated balance sheet of Classified OnLine.Com (A Development Stage Enterprise) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from February 9, 1999 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Classified OnLine.Com as of December 31, 1999, and the results of its operations and its cash flows for the period from February 9, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
Vero Beach, Florida
April 6, 2000

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

                   Consolidated Balance Sheet

                        December 31, 1999

                                                <C
                                                >
                    Assets


Current assets:
Cash and cash equivalents                        $   420
Accounts receivable                                  202
Prepaid expenses                                     52,185

Total current assets                                 52,807

Other assets                                          22,948

                                                $   75,755

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable (note 5)                            119,857
Total current liabilities                            119,857

Stockholders' equity (deficit) (notes 2 and
3):
Preferred stock, $01 par value, authorized           -
20,000,000
shares, none issued and outstanding
Common stock, $.001 par value, authorized            10,007
25,000,000 shares, issued 10,007,497 shares
Additional paid-in capital                            365,197
Deficit accumulated during development stage         (378,79
                                                    3)

                                                     (3,589)

Less  treasury stock, 46,300 common shares,  at      (40,513
cost                                                )

Total stockholders' equity (deficit)                 (44,102
                                                    )


Commitments (note 4)

                                                $   75,755


See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

              Consolidated Statement of Operations

            Period from February 9, 1999 (inception)
                    Through December 31, 1999


                                          <
                                          C
                                          >


Net sales                                 $ 202

Expenses:
General and administrative                  181,233
Consulting and professional                 181,743
Equipment rental                            10,762
Other                                       5,257

Total expenses                               378,995

Loss before income taxes                     (378,793
                                            )
                                             -

Income taxes (note 1)
Net loss                                   $ (378,793
                                            )

Basic loss per common share                 $ (0.04)

Weighted average shares outstanding           9,076,41
                                            6

See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

    Consolidated Statement of Stockholders' Equity (Deficit)

            Period from February 9, 1999 (inception)

                    Through December 31, 1999

                    <
                    C
                    >
                                                   Treasury   Total
                      Common  Additio   Accumulat   Stock
                       Stock    nal        ed
                              Paid-in    Deficit
                              Capital

Issuance of 8,084,711 $ 8,085   244,609   -          -         252,694
shares (note 2)

Reverse acquisition     1,915   (26,605   -          -         -
of 1,915,658 shares           )
of
ClassifiedOnLine.Co
m (notes 1 and 2)

7,128 shares issued     7       (7)       -          -         -
for undocumented
shares (note 2)

Shares transferred by   -       103,450   -          -         103,450
officer for
services (note 2)

50,000 shares           -       43,750    -          (43,750)  -
contributed to
treasury by officer
(note 2)

3,700 shares reissued   -       -         -          3,237     3,237
from treasury for
services (note 2)

Net loss                                (378,793)            (378,793
                      -       -                    -         )

Balance, December   $ 10,007  365,197   (378,793)  (40,513)  (44,102)
31, 1999

See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

              Consolidated Statement of Cash Flows

            Period from February 9, 1999 (inception)
                    Through December 31, 1999

                                             <
                                           C
                                           >
Cash flows from operating activities:
Reconciliation of net loss to net cash
provided by operating activities:
Net loss                                     $ (378,7
                                             93)
Adjustments to reconcile net loss to net
cash provided by operating activities:
General, administrative, and consulting       359,38
expenses compensated through the issuance    1
of common stock
Increase in accounts receivable               (202)
Increase  in  prepaid expenses  and  other    (75,13
assets                                       3)
Increase in accounts payable                  95,167
Total adjustments                             379,21
                                             3

Net cash provided by operating activities     420

Cash flows from investing activities

Cash flows from financing activities

Net change in cash and cash equivalents       420

Cash and cash equivalents at beginning of year

Cash and cash equivalents at end of year     $ 420

Supplemental schedule of non-cash investing and financing activities:

Reverse acquisition of ClassifiedOnLine.Com
(notes 1 and 2):
Accounts payable                              24,690
Common stock                                  1,915
Additional paid-in capital                    (26,60
                                             5)
Issuance of 7,128 shares of undocumented
common stock of ClassifiedOnLine.Com for
no consideration (note 2):
Common stock                                  7
Additional paid-in capital                    (7)

Contribution of 50,000 shares of common
stock to treasury by a Company officer
(note 2):
Additional paid-in capital                    43,750
Treasury stock                                (43,75
                                             0)

See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

                        December 31, 1999

(1)  Description of Business and Summary of Significant
Accounting Policies

     (a)Business

        Classified OnLine.Com (the Company), a development stage enterprise, was organized and incorporated under the laws of the State of Nevada on February 9, 1999 for the purpose of designing, developing, and marketing an internet-based classified advertising web-site. The Company expects to commence operations during the year 2000.

        On July 16, 1999, Classified OnLine.Com (formerly Fuji Electrocell Corporation) acquired ClassifiedOnLine.Com in accordance with an exchange agreement approved by the boards of directors of both companies. Under the terms of the exchange agreement, each of the 8,084,711 shares outstanding in the ClassifedOnLine.Com's common stock were exchanged for one share of Classified OnLine.Com's common stock. Upon completion of the exchange, there were 10,000,369 shares of common stock outstanding. As a result of the exchange, Fuji Electrocell Corporation changed its name to Classified OnLine.Com and ClassifiedOnLine.Com changed its name to WantToBuyOnline.Com, which became a wholly-owned
        subsidiary        of        Classified        OnLine.Com.
        WantToBuyOnline.Com has had no operations during 1999. The merged companies will continue ClassifedOnLine.Com's operations as an internet-based classified advertising web-site. Since Classified OnLine.Com was a dormant company, the combined companies will carry forward ClassifiedOnLine.Com's plan of operations, and ClassifiedOnLine.Com's shareholders will own 80.84% of the outstanding common stock of the combined companies, the exchange has been accounted for as a reverse acquisition. Accordingly, financial information is presented as if ClassifiedOnLine.Com was the acquiring company, and financial information of Classified OnLine.Com is included from the exchange date. The historical financial statements prior to July 16, 1999 are those of ClassifiedOnLine.Com. Pro forma information is not presented since the combination is a recapitalization rather than a business combination.

        As of December 31, 1999, the Company was in the development stage and had not begun its operations and had no significant source of revenue. Management intends to fund future development activities through funding from its principal stockholders and officers or through the issuance of capital. The Company's ability to continue as a going concern is dependent upon the development of revenue sources sufficient to fund operations and the Company's ability to issue new capital.

     (b)Cash and Cash Equivalents

        The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

                                                      (Continued)

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

     (c)Other Assets

        Prepaid expenses and other noncurrent assets consist of prepaid professional fees, software costs, and Internet registration fees, which are amortized to expense over the period benefited.

     (d)Advertising

        Advertising costs are charged to operations in the year incurred. Advertising costs were $14,050 during the period ended December 31, 1999 and were included in general and administrative expenses in the accompanying statement of operations.

     (e)Income Taxes

        Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets or liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        There was no provision for income taxes during the period from February 9, 1999 (inception) through December 31, 1999 due to the operating loss incurred. There were no temporary differences which would give rise to deferred taxes, except for the operating loss carryforward totaling $378,793 generated during the period (expiring in 2019) which has been valued at zero due to the uncertainty that any benefit will be realized in future periods.

     (f)Fair Value of Financial Instruments

        The  estimated fair values of the Company's cash and cash
        equivalents  and  current  liabilities  approximate   the
        carrying amount due to the short-term nature of such financial instruments.

     (g)Loss Per Share

        Earnings per share is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No. 128. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock options) outstanding during the period. Diluted loss per share was antidilutive due to the net loss generated by the Company during the period ended December 31, 1999 and is therefore not reported.

                                                      (Continued)

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

     (h)Stock Options

        On October 23, 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 123, Accounting for Stock-Based Compensation (Statement 123). This Statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The Statement covers transactions with employees and non-employees. The Company has adopted Statement 123, which permits entities (1) to continue to use the Accounting Principles Board Opinion No. 25 (APB 25) method, or (2) to adopt the Statement 123 fair value based method. Once the method is adopted, an entity cannot change the method and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the Statement 123 fair value based method, Statement 123 requires pro forma net income and earnings per share information as if the fair value based method had been adopted. Management has determined that the Company will account for stock-based compensation under the APB 25 method and will disclose the pro forma impact of Statement 123.

     (i)Use of Estimates

        The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and contingent assets and liabilities. Actual results could differ from those estimates.

     (j)Comprehensive Income

        The FASB has issued Statement No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other consolidated financial statements. As of December 31, 1999, the Company had no components considered to be other comprehensive income.

     (k)New Pronouncements

        In June 1999, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which establishes accounting and reporting standards for derivative instruments and hedging activities. Statement 133 requires recognizing derivatives as assets or liabilities at fair value and defines certain conditions when such derivatives may be considered hedges. Statement 133 is effective for fiscal years beginning after June 15, 2000 (2001 for the Company), as amended by Statement No. 137. As of December 31, 1999, the Company had no such derivatives.

                                                      (Continued)

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements
(2)  Capital Stock

   The Company's articles of incorporation authorizes 20,000,000 shares of preferred stock to be issued with a $.01 par value. The board of directors may determine, among other things, the number of shares constituting a series of preferred stock, the rate and preference of dividends, if any, whether any dividends would be cumulative, whether preferred shares may be redeemed, and if so, the redemption price, and liquidation preferences. As of December 31, 1999, the Company has not issued any preferred stock

   Upon formation of the Company, 8,084,711 shares of common stock were issued to several individuals for compensation for various organizational and consulting services provided to the Company. The stock was valued at $252,694, which was the estimated fair value of the stock at the time of issuance and was the approximate value of services provided to the Company.

   On July 16, 1999, Classified OnLine.Com (formerly Fuji Electrocell Corporation) acquired the Company in accordance with an exchange agreement approved by the board of directors of both companies (see note 1a). The acquisition resulted in an increase in accounts payable of $24,690, an increase in common stock of $1,915, and a reduction in additional paid-in capital of $26,605.

   Subsequent to the acquisition noted above, 7,128 of undocumented shares of Classified OnLine.Com common stock were presented for exchange for no consideration, resulting in an increase in common stock and a reduction in additional paid-in capital in the amount of $7.

   During the period ended December 31, 1999, the Company's president transferred 208,000 shares of his ownership in the Company's common stock to outside consultants in exchange for their services. The services, valued at the relative fair value of $103,450, were reflected as a contribution to capital and consulting and professional expense in the accompanying consolidated financial statements.

   In November 1999, the Company's vice-president contributed 50,000 shares of his common stock in the Company to treasury. The stock was reflected as a contribution to capital and an increase in treasury stock at the fair value of the shares on the date of transfer, which amounted to $43,750. Subsequently, 3,700 shares of the stock held in treasury were reissued to an outside consultant at the fair value of the services rendered, which amounted to $3,237.
(3)  Stock Options

   On June 11, 1999, the Company issued options to purchase shares of common stock to the Company's president and vice-president. The Company's president and vice-president each received options to purchase 1,000,000 shares of common stock at $2.00 per share, expiring June 11, 2001, and options to purchase 1,000,000 shares of common stock at $2.50 per share, expiring June 11, 2002. The options may be exercised at any time during those periods. As of December 31, 1999, none of the options have been exercised.

   As of December 31, 1999, the Company's outstanding stock options, representing 4,000,000 shares of common stock, have exercise prices ranging from $2.00 to $2.50, a weighted average exercise price of $2.25, and a remaining weighted average contractual life of approximately two years.
                                                      (Continued)

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

   No compensation expense was recorded during the period for the options issued to the Company's officers, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net loss and loss per share would have remained unchanged. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 5.45%; and, expected lives of two or three years, depending on the option period.

(4)  Commitments and Contingencies

   Leases

   The   Company  leases  certain  equipment  for  its   internet
   operations  under  operating  leases  expiring  in  May  2002.
   Future minimum lease payments for such noncancelable leases as of June 30, 1999 are as follows:



              2000                      $   13,555
              2001                          13,555
              2002                            4,518

Total                                   $   31,628

   Rent expense under lease agreements totaled $10,762 during the period from February 9, 1999 (inception) through December
   31, 1999.

   Legal Matters

   The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial condition.

(5)  Related Party Transactions

   During the period from February 9, 1999 (inception) through December 31, 1999, a portion of the Company's operating expenses were funded by the Company's president, vice-president, and certain stockholders. As of December 31, 1999, the Company owed the president, vice-president, and the stockholders $46,345, $5,000, and $8,639, respectively, for reimbursement of such expenses.

   During the period from February 9, 1999 (inception) through December 31, 1999, certain expenses were funded by an affiliate of the Company's president. As of December 31, 1999, the Company owed the affiliate $9,172 for reimbursement of such expenses.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

(6)  Subsequent Event

   On January 24, 2000, the Company formed a new wholly-owned subsidiary, SafeVenture.com, in the state of Nevada for the purpose of designing, developing, and marketing an internet-based escrow transaction service. The Company anticipates commencing operations during the year 2000.

EXHIBITS

  a)   2.1     The exhibits, consisting of the Company's Articles
       of Incorporation are attached to the Company's Amended Form 10-SB, filed on May 10, 1999. These exhibits are incorporated by reference to that Form.
b) 2.2 The exhibits, consisting of the Company's Bylaws are attached to the Company's Amended Form 10-SB, filed on May 10,
1999. These exhibits are incorporated by reference to that Form.
c)   Financial Data Schedule

                           SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                           Classified OnLine.com



                           By: /s/ Richard J. Oldfield
                              Richard J. Oldfield, President