Form 10QSB
period 2000-03-31
CLASSIFIED ONLINE COM
filed 2000-05-15
CIK 1066821

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-QSB
 QUARTERLY REPORT FOR SMALL BUSINESS ISSUERS SUBJECT TO THE 1934
                   ACT REPORTING REQUIREMENTS

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000 Commission File No.
000-24927
9

                      CLASSIFIED ONLINE.COM
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

There are 10,007,497 shares of common stock outstanding as of May
12, 2000.



                 PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The financial statements and supplemental data required by this Item follow the index of financial statements appearing at Item 6 of this Form 10-QSB.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS

Unaudited financial statements as of March 31, 2000, and for the three-month period then ended.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

                   Consolidated Balance Sheet


                                          <
                                          c
                                          >
                 Assets                                 March
                                                         31,
                                                         2000
Current assets:
Cash and cash equivalents                     $         2,468
Accounts receivable                                     318
Prepaid expenses                                          43,235
Total current assets                                    46,021

Other assets                                               21,210

                                               $           67,231

  Liabilities and Stockholders' Equity
               (Deficit)
Current liabilities:
Accounts payable and accrued expenses                   189,547
Total current liabilities                               189,547

Stockholders' equity (deficit):
Preferred stock, $.01 par value,
authorized 20,000,000 shares, none
issued and outstanding
Common stock, $.001 par value, authorized               10,007
50,000,000 shares, issued 10,007,497
shares
Additional paid-in capital                                 365,197
Deficit  accumulated  during  development               (457,007
stage                                                  )

                                                        (81,803)

Less treasury stock, 46,300 common shares,
at cost                                                (40,513)

Total stockholders' equity (deficit)                    (122,316
                                                       )

                                             $           67,231

See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

              Consolidated Statements of Operations

                                 <
                                 c
                                 >
                                      Three        Period from
                                      Months     February 9, 1999
                                      Ended    (Inception) Through
                                    March 31,  March 31,  March 31,
                                       2000      1999       2000

Net sales                        $
                                    318                   520

Expenses:
General and administrative          64,510     142,694    245,743
Consulting and professional         8,950      20,000     190,693
Equipment rental                    3,862                 14,624
Other                                                         6,467
                                    1,210

Total expenses
                                    78,532     162,694    457,527

Loss before income taxes             (78,214)   (162,694)  (457,007)

Income taxes

Net loss                          $             (162,694)
                                    (78,214)              (457,007)


Basic loss per common share        $
                                    (0.01)     (0.02)     (0.05)

Weighted average shares               10,007,49  8,084,711  9,280,091
outstanding                         7

See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

              Consolidated Statements of Cash Flows


                                 <
                                 C>
                                       Three        Period from
                                      Months      February 9, 1999
                                       Ended    (Inception) Through
                                     March 31,  March 31, March 31,
                                       2000       1999       2000
Cash flows from operating
activities:
Reconciliation of net loss to net
cash provided by operating
activities:
Net loss                           $   (78,214)   (162,694) (457,007)
Adjustments to reconcile net loss
to net cash provided by
operating activities:
General, administrative, and                     161,694   359,381
consulting expenses compensated
through the issuance of common
stock
Increase in accounts receivable       (116)                (318)

Increase (decrease) in prepaid        10,688               (64,445)
expenses and other assets
Increase in accounts payable          69,690         1,000 164,857
Total adjustments                     80,262     162,694   459,475

Net cash provided by operating          2,048                  2,468
activities

Cash flows from investing
activities

Cash flows from financing
activities

Net change in cash and cash           2,048                2,468
equivalents

Cash and cash equivalents at                420
beginning of period

Cash and cash equivalents at end   $     2,468                  2,468
of period

See accompanying notes to consolidated financial statements.

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

                         March 31, 2000

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

        As of March 31, 2000, the Company was in the development stage and had not begun its operations and had no significant sources of revenue. Management intends to fund future development activities through funding from its principal stockholders and officers or through the issuance of capital. The Company's ability to continue as a going concern is dependent upon the development of revenue sources sufficient to fund operations and the Company's ability to issue new capital.

     (b)Presentation

        The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries, WantToBuyOnline.Com and SafeVenture.Com. All significant intercompany balances and transactions have been eliminated in consolidation.

        In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and the results of operations and cash flows for the three months ended March 31, 2000 and for the period from February 9, 1999 (inception) through March 31, 2000 and 1999. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the period ended December 31, 1999.

     (c)Loss Per Share

        Earnings per share is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No. 128. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock options) outstanding during the period. Diluted loss per share was antidilutive due to the net loss generated by the Company during the periods ended March 31, 2000 and 1999 and is therefore not reported.

                                                      (Continued)

                      CLASSIFIED ONLINE.COM
                (A Development Stage Enterprise)

           Notes to Consolidated Financial Statements

     (d)Comprehensive Income

        The FASB has issued Statement No. 130, Reporting Comprehensive Income (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other consolidated financial statements. As of March 31, 2000, the Company had no components considered to be other comprehensive income.

(2)  Related Party Transactions

   During the three months ended March 31, 2000 and the period from February 9, 1999 (inception) through December 31, 1999, a portion of the Company's operating expenses were funded by the Company's president, vice-president, and certain stockholders. As of March 31, 2000, the Company owed the president, vice-president, and the stockholders $49,759, $8,000, and $8,639, respectively, for reimbursement of such expenses.

   During the period from February 9, 1999 (inception) through March 31, 1999, certain expenses were funded by an affiliate of the Company's president. As of March 31, 2000 and 1999, the Company owed the affiliate $9,172 and $1,000, respectively, for reimbursement of such expenses.

EXHIBITS

a) The exhibits, consisting of the Company's Articles of Incorporation, are attached to the Company's Amended Form 10-SB, filed on May 10, 1999. These exhibits are incorporated by reference to that Form.

b) The exhibits, consisting of the Company's Bylaws, are attached to the Company's Amended Form 10-SB, filed on May 10,
  1999. These exhibits are incorporated by reference to that Form.

c)   Reports on Form 8-K:   None.

                           SIGNATURES

Pursuant  to  the  requirements of Section 12 of  the  Securities
Exchange Act of 1934, the Registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.
                           ClassifiedOnLine.Com
                           By: /s/ Michael J. Lates
                              Michael J. Lates, Vice-President
                           Date: May 15, 2000