Form 10QSB
period 2000-06-30
CLASSIFIED ONLINE COM
filed 2000-08-16
CIK 1066821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                        Commission file number 000-249279

                                X-Ramp.com, Inc.
                                ----------------
           (Exact Name of Small Business as Specified In Its Charter)


                Nevada                                   33-0199082
(State of Incorporation or Organization)     (I.R.S.Employer Identification No.)

                            2100 First Federal Plaza
                            Rochester, New York 14614
                    (Address of Principal Executive Offices)

                                 (800) 819-9653
                (Issuer's Telephone Number, including Area Code)

                              Classified Online.com
                      1839 S. E. Port Saint Lucie Boulevard
                          Port St. Lucie, Florida 34952
          (Former Name and Former Address if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past12 months and (2) has been
subject to such filing requirements for the past 90 days.    Yes X    No__

The number of shares outstanding of the issuer's Common Stock, as of July 27, 2000: 10,007,497.

                                  PART I
                            FINANCIAL INFORMATION

Item 1.   Financial Statements

The information required by Item 310(b) of Regulation S-B is set forth as an
Exhibit 1 hereto and is incorporated herein by reference.


Item 2.   Management's Discussion and Analysis or Plan of Operation

The Company has not had meaningful revenues from operations in each of the last two fiscal years and is currently in the process of developing a plan of operation for the next twelve months. The Company intends to generally move forward in implementing its previously announced goal of seeking strategic alliances as well as targeting companies for possible mergers and acquisitions. The Company can satisfy its minimal cash requirements indefinitely through advances and short-term loans by its officers and directors or through private placement of the Company's authorized but unissued Common Stock. The Company has no employees as of the date hereof.

                            PART II
                        OTHER INFORMATION

Item 1.   Legal proceedings

The Company instituted action in 1998 for a declaratory judgment concerning a contract with Lee Anne Gibbs in the Nineteenth Judicial Circuit Court, in and for St. Lucie County, Florida, as Case No. 98-736CA03. Ms. Gibbs and the Company had previously entered into a contract pursuant to which she would transfer to the Company her interest in a number of mica mines in exchange for stock in the Company. The agreement with Ms. Gibbs was never consummated, and the Company instituted the legal action to declare the agreement void. The action is pending and the outcome is not determinable at this time.

The Company is involved in various claims and legal actions arising in the normal course of business, the ultimate disposition or damages of which, if any, are not presently determinable.

See accompanying notes to consolidated financial statements.

Item 5. Other Information

On May 16, 2000, Michael J. Lates was appointed President of the Company, replacing Richard J. Oldfield.


Item 6.   Exhibits and Reports on Form 8-K.

         a) Exhibits required by Item 601 of Regulation S-B.

Index of Exhibits
-----------------

                  (3 (i)) Articles of Incorporation (incorporated by reference from the Company's Amended Form 10-SB, filed May 10, 1999).

                  (3(ii)) By-laws (incorporated by reference from the Company's Amended Form 10-SB, filed May 10, 1999).


         b) Reports on Form 8-K. None filed during the quarter for which this report is filed.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        X-Ramp.com, Inc.


Date: August 15, 2000                   By: /s/ Michael J. Lates
                                            -----------------------
                                        Michael J. Lates, President

                                    EXHIBIT 1

                                X-RAMP.COM, INC.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet

                                 June 30, 2000



                                     Assets
                                     ------

Current assets:
Cash and cash equivalents                                        $   2,571
Accounts receivable                                                     78
Prepaid expenses                                                     3,585
Total current assets                                                 6,234
Other assets                                                        19,472
                                                                 ----------
Total Assets                                                     $  25,706
                                                                 ==========
                 Liabilities and Stockholders Equity (Deficit)
                 ---------------------------------------------


Current liabilities:
Notes payable to stockholders                                       65,017
Accounts payable and accrued expenses                              189,612
                                                                 ----------
Total current liabilities                                          254,629
                                                                 ----------

Stockholders equity (deficit):
  Preferred stock, $.01 par value,
     authorized 20,000,000 shares,
     none issued and outstanding
  Common stock, $.001 par value,
     authorized 50,000,000 shares,
issued 10,007,497 shares                                            10,007
Additional paid-in capital                                         365,197
Deficit accumulated during development stage                      (563,614)
                                                                  (188,410)
Less treasury stock, 46,300 common shares,
  at cost                                                          (40,513)

Total stockholders equity (deficit)                               (228,923)
                                                                 ----------
                                                                 $  25,706
                                                                 ==========

See accompanying notes to consolidated financial statements.


                                                    X-RAMP.COM, INC.
                                            (A Development Stage Enterprise)

                                                STATEMENTS OF OPERATIONS

                                         Three Months Ended                     Six Months Ended       Period from February 9, 1999
                                                                                                           (Inception)  Through
                                 June 30, 2000      June 30, 1999      June 30, 2000     June 30, 1999        June 30, 2000
                                 -------------      -------------      -------------     -------------        -------------
Net sales                        $         78       $          -       $        396      $          -         $        598

Expenses:
General and administrative             37,510              4,002            102,020           146,696              283,253
Consulting and professional            63,744                  -             72,694            20,000              254,437
Equipment rental                        3,805                  -              7,667                 -               18,429
Other                                   1,626                  -              2,836                 -                8,093
                                 -------------      -------------      -------------     -------------        -------------

Total expenses                        106,685              4,002            185,217           166,696              564,212

Loss before income taxes             (106,607)            (4,002)          (184,821)         (166,696)            (563,614)

Income taxes                                -                  -                  -                 -                    -

Net loss                         $   (106,607)      $     (4,002)      $   (184,821)     $   (166,696)        $   (563,614)

Basic loss per common share      $      (0.01)      $      (0.00)      $      (0.02)     $      (0.02)        $      (0.06)

Weighted average shares
outstanding                        10,007,497          8,084,711         10,007,497         8,084,711            9,410,651

See accompanying notes to consolidated financial statements.

                                          X-RAMP.COM, INC.
                                  (A Development Stage Enterprise)

                                Consolidated Statements of Cash Flows
                                                                            Period from February 9, 1999
                                                  Six Months Ended              (Inception)  Through
                                         June 30, 2000      June 30, 1999          June 30, 2000
                                         -------------      -------------          -------------
Cash flows from operating activities:
Reconciliation of net loss to net cash
  provided by operating activities:
Net loss                                 $   (184,821)      $   (166,696)          $   (563,614)
Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
General, administrative, and
  consulting expenses compensated
  through the issuance of common stock              -           161,694                359,381
(Increase) decrease in accounts
  receivable                                      124                 -                    (78)
(Increase) decrease in prepaid
  expenses and other assets                    52,076            (4,170)               (23,057)
Increase in accounts payable
  and accrued expenses                        134,772             9,172                229,939
Total adjustments                             186,972           166,696                566,185
                                         -------------      -------------          -------------

   Net cash provided by operating
     activities                                 2,151                 -                  2,571
                                         -------------      -------------          -------------

Cash flows from investing activities                -                 -                      -
Cash flows from financing activities                -                 -                      -
   Net change in cash and cash
     equivalents                                2,151                 -                  2,571
Cash and cash equivalents at
  beginning of period                             420                 -                      -
Cash and cash equivalents at
  end of period                             $   2,571       $         -            $     2,571


Supplemental schedule of noncash investing and financing activities:

On May 5, 2000, the Company reclassified certain accounts payable to stockholders and an affiliate of a stockholder amounting to $65,017 to notes payable.

See accompanying notes to consolidated financial statements.

                                X-RAMP.COM, INC.
                        (A Development Stage Enterprise)
                          NOTES TO FINANCIAL STATEMENTS

(1)  Description of Business and Summary of Significant Accounting Policies

     (a)  Business

X-Ramp.com, Inc. (formerly Classified OnLine.Com) (the Company), a development stage enterprise, was organized and incorporated under the laws of the State of Nevada on February 9, 1999 for the purpose of designing, developing, and marketing an internet-based classified advertising web-site. On April 19, 2000, the Company changed its name from Classified OnLine.Com to X-Ramp.com, Inc. On May 24, 2000, the Company formed a new wholly-owned subsidiary, ClassifiedOnLine.com, Inc. The Company expects to commence operations during the year 2000.

On January 24, 2000, the Company formed a new wholly-owned subsidiary, SafeVenture.Com, in the state of Nevada for the purpose of designing, developing, and marketing an internet-based escrow transaction service. The Company anticipates commencing operations during the year 2000.

As of June 30, 2000, the Company was in the development stage and had not begun its operations and had no significant sources of revenue. Management intends to fund future development activities through funding from its principal stockholders and officers or through the issuance of capital. The Company's ability to continue as a going concern is dependent upon the development of revenue sources sufficient to fund operations and the Company's ability to issue new capital.

     (b)  Presentation

The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries, ClassifiedOnLine.com, WantToBuyOnline.Com and SafeVenture.Com. All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and the results of operations and cash flows for the three months and six months ended June 30, 2000 and for the period from February 9, 1999 (inception) through June 30, 2000 and 1999. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the period ended December 31, 1999.

     (c)  Loss Per Share

Earnings per share is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No. 128. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock options) outstanding during the period. Diluted loss per share was antidilutive due to the net loss generated by the Company during the periods ended June 30, 2000 and 1999 and is therefore not reported.

     (d)  Comprehensive Income

The FASB has issued Statement No. 130, Reporting Comprehensive Income (Statement
130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other consolidated financial statements. As of June 30, 2000, the Company had no components considered to be other comprehensive income.

(2)  Related Party Transactions

During the six months ended June 30, 2000 and the period from February 9, 1999 (inception) through December 31, 1999, a portion of the Company's operating expenses were funded by the Company's president, vice-president, and certain stockholders. On May 5, 2000, amounts payable to certain stockholders totaling $55,845 were transferred to notes payable, bearing interest at 10% and due on June 30, 2000. In addition, as of June 30, 2000, the Company owed the officers and the stockholders amounts totaling $23,053 for reimbursement of such expenses.

During the period from February 9, 1999 (inception) through June 30, 2000, certain expenses totaling $9,172 were funded by an affiliate of the Company's former president. On May 5, 2000, the Company transferred the balance of $9,172 to a note payable, bearing interest at 10% and due on June 30, 2000.

(3)  Contingencies

The Company is involved in various claims and legal actions arising in the normal course of business, the ultimate disposition or damages of which, if any, are not presently determinable.