Form 10QSB
period 2000-09-30
X RAMP COM INC
filed 2000-11-21
CIK 1066821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB
          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                        Commission file number 000-24927

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

The number of shares outstanding of the issuer's Common Stock, as of september 30, 2000: 10,319,997.

                                X-RAMP.COM, INC.
                        (FORMERLY CLASSIFIED ONLINE.COM)
                        (A DEVELOPMENT STAGE ENTERPRISE)

                      Condensed Consolidated Balance Sheet

                                                                   September 30,
                          ASSETS                                       2000
                                                                       ----
Current assets:
     Cash and cash equivalents                                        $   7,679
     Accounts receivable                                                      -
     Prepaid expenses                                                     4,388
                                                                      ----------
           Total current assets                                          12,067

Other assets                                                             19,194
                                                                      ----------

                                                                      $  31,261
                                                                      ==========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Notes payable to stockholders                                       65,017
     Accounts payable and accrued expenses                              287,247
                                                                      ----------
           Total current liabilities                                    352,264

Stockholders' equity (deficit):
     Preferred stock, $.01 par value, authorized 20,000,000
       shares, none issued and outstanding                                    -
     Common stock, $.001 par value, authorized 50,000,000
        shares, issued 10,319,997 shares                                 10,320
     Additional paid-in capital                                         389,885
     Deficit accumulated during development stage                      (680,695)
                                                                      ----------
                                                                       (280,490)

     Less treasury stock, 46,300 common shares, at cost                 (40,513)
                                                                      ----------

           Total stockholders' equity (deficit)                        (321,003)
                                                                      ----------

                                                                      $  31,261
                                                                      ==========

See accompanying notes to condensed consolidated financial statements.


                                                    X-RAMP.COM, INC.
                                            (FORMERLY CLASSIFIED ONLINE.COM)
                                            (A DEVELOPMENT STAGE ENTERPRISE)

                                     Condensed Consolidated Statements of Operations

                                                                                                      Period from February 9,
                                                Three Months Ended           Nine Months Ended       1999 (Inception) Through
                                                ------------------           -----------------       ------------------------
                                         September 30,      September 30,      September 30,      September 30,     September 30,
                                             2000               1999               2000               1999               2000
                                             ----               ----               ----               ----               ----
Net sales                                $         46       $         -        $       442        $         -        $       644
                                         -------------      -------------      -------------      -------------      -------------

Expenses:
   General and administrative                  50,747             22,698            152,767            169,394            334,000
   Consulting and professional                 61,635                  -            134,329             20,000            316,072
   Equipment rental                                 -                  -              7,667                  -             18,429
   Other                                        4,745                  -              7,581                  -             12,838
                                         -------------      -------------      -------------      -------------      -------------

           Total expenses                     117,127             22,698            302,344            189,394            681,339
                                         -------------      -------------      -------------      -------------      -------------

           Loss before income taxes          (117,081)           (22,698)          (301,902)          (189,394)          (680,695)

Income taxes                                        -                  -                  -                  -                  -
                                         -------------      -------------      -------------      -------------      -------------

           Net loss                      $   (117,081)      $    (22,698)      $   (301,902)      $   (189,394)      $   (680,695)
                                         =============      =============      =============      =============      =============

Basic loss per common share              $      (0.01)      $      (0.00)      $      (0.03)      $      (0.02)      $      (0.07)
                                         =============      =============      =============      =============      =============

Weighted average shares outstanding        10,048,258          9,688,033         10,021,183          8,717,783          9,508,580
                                         =============      =============      =============      =============      =============

See accompanying notes to condensed consolidated financial statements.


                                               X-RAMP.COM, INC.
                                       (FORMERLY CLASSIFIED ONLINE.COM)
                                       (A DEVELOPMENT STAGE ENTERPRISE)

                                Condensed Consolidated Statements of Cash Flows

                                                                                         Period from February 9,
                                                                 Nine Months Ended       1999 (Inception) Through
                                                                 -----------------       ------------------------
                                                                   September 30,     September 30,       September 30,
                                                                       2000              1999                2000
                                                                       ----              ----                ----
Cash flows from operating activities:
     Reconciliation of net loss to net cash provided by
        operating activities:
     Net loss                                                       $(301,902)         $(189,394)         $(680,695)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
        General, administrative, and consulting expenses
           compensated through the issuance of common stock                 -            161,694            359,381
        (Increase) decrease in accounts receivable                        202                  -                  -
        (Increase) decrease in prepaid expenses and other
           assets                                                      51,551            (26,772)           (23,582)
        Increase in accounts payable and accrued expenses             232,407             54,956            327,574
                                                                    ----------         ----------         ----------
           Total adjustments                                          284,160            189,878            663,373
                                                                    ----------         ----------         ----------

           Net cash provided (used) by operating activities           (17,742)               484            (17,322)
                                                                    ----------         ----------         ----------

Cash flows from investing activities                                        -                  -                  -
                                                                    ----------         ----------         ----------
Cash flows from financing activities:
     Proceeds from the issuance of common stock                        25,001                  -             25,001
                                                                    ----------         ----------         ----------
           Net cash provided by financing activities                   25,001                  -             25,001
                                                                    ----------         ----------         ----------
           Net change in cash and cash equivalents                      7,259                484              7,679

Cash and cash equivalents at beginning of period                          420                  -                  -
                                                                    ----------         ----------         ----------

Cash and cash equivalents at end of period                          $   7,679          $     484          $   7,679
                                                                    ==========         ==========         ==========

Supplemental schedule of non-cash investing and financing activities:

On May 5, 2000, the Company reclassified certain accounts payable to stockholders and an affiliate of a stockholder amounting to $65,017 to notes payable.

See accompanying notes to condensed consolidated financial statements.

                                X-RAMP.COM, INC.
                        (FORMERLY CLASSIFIED ONLINE.COM)
                        (A DEVELOPMENT STAGE ENTERPRISE)

              Notes to Condensed Consolidated Financial Statements

                               September 30, 2000


(1)      DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (A)    BUSINESS

                X-Ramp.com, Inc. (formerly Classified OnLine.Com) (the Company), a development stage enterprise, was organized and incorporated under the laws of the State of Nevada on February 9, 1999 for the purpose of designing, developing, and marketing an internet-based classified advertising web-site. On April 19, 2000, the Company changed its name from Classified OnLine.Com to X-Ramp.com, Inc. On May 24, 2000, the Company formed a new wholly-owned subsidiary, Classified OnLine.com, Inc. The Company expects to commence operations during the year 2000.

                On January 24, 2000, the Company formed a new wholly-owned subsidiary, SafeVenture.Com, in the state of Nevada for the purpose of designing, developing, and marketing an internet-based escrow transaction service. The Company anticipates commencing operations during the year 2000.

                As of September 30, 2000, the Company was in the development stage and had not begun its operations and had no significant sources of revenue. Management intends to fund future development activities through funding from its principal stockholders and officers or through the issuance of capital. The Company's ability to continue as a going concern is dependent upon the development of revenue sources sufficient to fund operations and the Company's ability to issue new capital.

         (B)    PRESENTATION

                The Company's financial statements include the accounts of the Company and its wholly-owned subsidiaries, Classified OnLine.com, Inc., WantToBuyOnline.Com and SafeVenture.Com. All significant intercompany balances and transactions have been eliminated in consolidation.

                In the opinion of management, the unaudited financial statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and the results of operations and cash flows for the three months and nine months ended September 30, 2000 and for the period from February 9, 1999 (inception) through September 30, 2000 and 1999. The accompanying interim financial statements should be read in conjunction with the Company's Form 10-KSB filing for the period ended December 31, 1999.

         (C)    LOSS PER SHARE

                Earnings per share is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No. 128. Basic loss per share is based on the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is based on shares of common stock and dilutive potential common stock (stock options) outstanding during the period. Diluted loss per share was antidilutive due to the net loss generated by the Company during the periods ended September 30, 2000 and 1999 and is therefore not reported.

                                                                     (Continued)

                                X-RAMP.COM, INC.
                         (FORMERLY CLASSIFIED ONLINE.COM
                        (A DEVELOPMENT STAGE ENTERPRISE)

              Notes to Condensed Consolidated Financial Statements



         (D)    COMPREHENSIVE INCOME

                The FASB has issued Statement No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in a financial statement having the same prominence as other consolidated financial statements. As of September 30, 2000, the Company had no components considered to be other comprehensive income.

(2)    STOCKHOLDERS' EQUITY

       On September 18, 2000, the Company issued 312,500 shares of restricted common stock. Total proceeds amounted to $25,001, or approximately $0.08 per share.

(3)    RELATED PARTY TRANSACTIONS

       During the nine months ended September 30, 2000 and the period from February 9, 1999 (inception) through December 31, 1999, a portion of the Company's operating expenses were funded by the Company's president, vice-president, and certain stockholders. On May 5, 2000, amounts payable to certain stockholders totaling $55,845 were transferred to notes payable, bearing interest at 10% and due on June 30, 2000. In addition, as of June 30, 2000, the Company owed the officers and the stockholders amounts totaling $23,053 for reimbursement of such expenses.

       During the period from February 9, 1999 (inception) through June 30, 2000, certain expenses totaling $9,172 were funded by an affiliate of the Company's former president. On May 5, 2000, the Company transferred the balance of $9,172 to a note payable, bearing interest at 10% and due on June 30, 2000.

       As of September 30, 2000, amounts due the former president under notes payable totaling $65,017 remained outstanding. See note 4 for further discussion.


(4)    CONTINGENCIES

       The Company is involved in various claims and legal actions, as discussed below, arising in the normal course of business, the ultimate disposition or damages of which, if any, are not presently determinable.

       On August 21 , 2000, A former officer of the company commenced an action against various defendants, including the company, certain directors, and the companies former president, seeking compensatory and punitive damages to be determined at trial relating to company stock transferred to the plaintiff's former wife. The outcome and merits are not determinable at this time. Settlement discussions are continuing and the company has been given an indefinite extension in which to answer the complaint.

       The companies former President and director commenced a lawsuit on September 13, 2000, against the company for $65,017, alleging the company failed to timely pay certain promissory notes he signed on behalf of the company to himself and his affiliates. The company believes the claims to be without merit and has filed a motion to dismiss the action. The company believes it also has substantial counterclaims against the former president.

(5)    SUBSEQUENT EVENTS

       During October and November, 2000, the Company entered into employment agreements with certain employees that provides, among other provisions, stock options to purchase an aggregate of 420,000 shares of common stock at $0.08 per share. The stock options vest as follows: 84,000 on December 31, 2001; 84,000 on December 31, 2002; and 252,000 on December 31, 2003.
       All options terminate on January 5, 2010, unless the employees terminate employment, at which point all unexercised options terminate if the employee terminates within the first year of the date of grant, or the unexercised options terminate sixty days after employment is terminated if the employee terminates after the first year of such grant. All options vest immediately upon the sale of the Company, or upon completion of a public offering.

       On November 9, 2000, the Company issued 400,000 shares of restricted common stock to a firm engaged to perform various business advisory services. The services will be performed over a one-year period and are valued at $32,000. In addition, the Company has agreed to pay the firm fees equal to two and one-half percent of any proceeds received by the Company from the sale of common stock to a party identified by the advisory firm.

       On November 15, 2000, the Company issued 75,000 shares of restricted common stock in exchange for marketing services valued at $37,500. Such services had been provided to the Company during a portion of 1999 and 2000, for which accrued expenses was included in the accompanying condensed consolidated balance sheet as of September 30, 2000.

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

Additionally, a former officer of the Company, Barry Raphael, commenced an action on August 21, 2000 against his former wife, Diane Maureen Raposo, former Board members of the Company, Rick Oldfield, Steve Hocke, Alan Kipnis, and Steve Tierney, as well as the Company inthe Superior Court of the State of California, County of Los Angeles, Central Judicial District, seeking compensatory and punitive damages to be determined at trial relating to Company stock transfered to Ms. Raposo. The outcome and merits are not determinable at this time. Mr. Raphael has offered to settle the matter with respect to the company and the Company has been given an indefinite extension in which to answer.

The Company's former president and director, Richard Oldfield commenced a lawsuit on September 13, 2000 against the Company in the Circuit Court of the 19th Judicial Circuit in and for St. Lucie County Florida for $65,017.05, alleging the Company failed to timely pay certain promissory notes he signed on behalf of the Company to himself, a female friend, and a corporation he owned. The Company believes the claims to be without merit and has filed a motion to dismiss the action. The the Company believes it also has substantial counterclaims against Mr. Oldfield.

See accompanying notes to consolidated financial statements.

Item 5. Other Information

On July 31, 2000, Michael Gilbert was appointed a Director of the Company, replacing Richard J. Oldfield who had previously resigned.


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

                                          X-Ramp.com, Inc.


Date: November 20, 2000                   By: /s/ Michael J. Lates
                                              -----------------------
                                              Michael J. Lates, President