Form 10KSB
period 2000-12-31
X RAMP COM INC
filed 2001-05-29
CIK 1066821

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB
                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED                                  COMMISSION FILE NO.
    DECEMBER 31, 2000                                           000-24927

                                 X-RAMP.COM, INC.
                        (FORMERLY CLASSIFIED ONLINE.COM)
                     (FORMERLY FUJI ELECTROCELL CORPORATION)
                 (Name of small business issuer in its charter)

         NEVADA                                         33-0199082
(State of incorporation)                   (I.R.S. Employer Identification No.)

2100 FIRST FEDERAL PLAZA, ROCHESTER, NEW YORK             14614
(Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (800) 819-9653

         Securities registered under Section 12(g) of the Exchange Act:
                         COMMON STOCK, $0.001 PAR VALUE
                        PREFERRED STOCK, $0.01 PAR VALUE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past12 months and (2) has been subject to such filing requirements for the past 90 days. YES [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

State issuer's revenue for its most recent fiscal year. $34,033.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. AS OF MAY 22, 2001: $1,410,969.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 20,746,784 OF COMMON STOCK AS OF MAY 22, 2001.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Unless the context indicates otherwise, the terms "X-Ramp" and "Company" as used herein refer to X-Ramp.com, Inc. and its consolidated subsidiaries, and all information is as of December 31, 2000. The Company's consolidated subsidiaries are 1) Timely Information Corporation, incorporated in 1993 under the laws of the State of New Jersey, 2) WantToBuyOnline.com, Inc., incorporated in 1999 under the laws of Nevada, 3) SafeVenture.com, Inc., incorporated in January 2000 under the laws of the State of Nevada, and 4) Classified Online.com, Inc., incorporated in May 2000 under the laws of the State of Nevada.

Business Development
--------------------

X-Ramp is a Nevada corporation incorporated on September 11, 1981 as Controlled Combustion Corp. Its original purpose was to design, develop, and build a pyrolitic plant. The Company's name was changed to Fuji Electrocell Corporation on June 25, 1986 in connection with the Company receiving an assignment of the right to market the Fuji brand of batteries in the United States. The Company again changed its name on June 21, 1999 to Classified OnLine.com and on April 19, 2000 to its present name X-Ramp.com, Inc. The Company began active operations in October 2000 to market comprehensive information technology platforms to small and medium size businesses through remote access data centers. On December 23, 2000, X-Ramp purchased all of the outstanding stock and assets of Timely Information Corporation, a local exchange carrier providing telecommunications services and Internet access. The Company has recently commenced doing business using the name Network Invention. The Company's principal executive offices are located at 2100 First Federal Plaza, Rochester, New York 14614.

The Company particularly relies on Michael J. Lates, Jr., its president and a director, for the development of its business. Mr. Lates involvement is considered material to the Company. The future success of the Company is also dependent on continued financing. The Company has not generated any profits since its inception and has a limited operating history. While profitability is projected during 2001, there can be no assurances that the Company will operate at a profit. There are no assurances that the growth strategies identified by management will be successful, or, if they are successful, that they will necessarily have a positive effect on the earnings of the Company.

Business of Issuer
------------------

The Company is a total service provider ("TSP") and competitive local exchange carrier ("CLEC").

The Company's principal TSP services are deploying applications and information technology solutions to business through a remote access data center on a monthly subscription basis. Business desktop computers are replaced with thin client technology.

The Company's TSP services also offer:

         o E-COMMERCE: Complete e-Commerce solutions, including transaction processing, shopping carts, databases, customer tracking, advertising banners and more.

         o WEB HOSTING: Web hosting services to insure that web sites run smoothly. With server redundancy and multiple high-speed connections (including both wireless and wired sources) maximum uptime and the ability to handle any level of traffic is ensured.

         o        WEB DESIGN: Web solutions for personal or business needs.

The Company's CLEC services include

         o VOICE & DATA: Local and long distance telephone, voice mail, paging and telecommunication services.

         o WIRELESS INTERNET: High-speed wireless broadband Internet access.

The Company also owns a non-revenue producing e-commerce classified advertisement Internet website and an inactive e-commerce escrow transaction service. The Company markets its products throughout the United States, but principally in the Rochester, New York metropolitan area. The Company has 11 total employees and 10 full time employees.

The distribution methods for the Company's products and services include wireless, wired, and fiber optic transmission.

The Company is an insignificant participant among telecommunications firms serving western New York which include Frontier Communications of Rochester, Verizon, Citizens Inc., Mpower Communications and Choice One Communications. There are many established companies, which have significantly greater financial resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at significant competitive disadvantage in comparison to the Company's competitors.

Materials and components are purchased from a wide variety of suppliers and the loss of any one supplier would not adversely affect the company's business to a significant extent. The Company's principal suppliers are Microsoft Corporation, CopperCom, Advanced Fibre Communications, Inc., and Frontier Communication of Rochester.

While the Company actively pursues technology development as a means of enhancing its competitive position, it does not currently hold and has not applied for any patents. The Company has developed recognition of its business products and services sold under the NETWORK INVENTION and TIMELY INFORMATION trademarks.

The Company's telecommunications business is regulated by both the Federal Communications Commission and the Public Service Commission. The Company has received all approvals required from such governmental agencies to operate its business. While the Company is unable to predict what governmental regulations may be adopted or enacted in the future with respect to its business, existing regulations have had no material adverse effect on its business.

Research and development constitute only a minor part of the Company's activities. In Fiscal Year ended 2000, the research and development expenditures were less than $1,000.00.

The Company expends no money for environmental compliance activities.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company leases Class A office space for its executive offices at 2100 First Federal Plaza and Class B space for its operational center at 25 Franklin Street, both in Rochester, New York.

Investment Policies
-------------------

The Company has no policies in place concerning investments in real estate or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate act ivies.

Description of Real Estate and Operating Data
---------------------------------------------

The Company's two leased properties are suitable and adequate for their current use. The terms of the 2100 First Federal Plaza lease are set forth in the exhibits hereto. The principal terms of the 25 Franklin Street lease are set forth in the exhibits hereto. There are no present plans for the renovation, improvement or development of such properties. The properties are subject to the general competitive conditions present for their locations in downtown Rochester, N.Y. and, in the opinion of management, the properties are adequately covered by insurance. The properties are wholly used for the Company's business except for several professional office tenants subletting on a month-to-month basis certain portions of 2100 First Federal Plaza.

ITEM 3. LEGAL PROCEEDINGS

A former officer of the Company, Barry Raphael, commenced an action on August 21, 2000 against his former wife, Diane Maureen Raposo, former Board members of the Company, Rick Oldfield, Steve Hocke, Alan Kipnis, and Steve Tierney, as well as the Company in the Superior Court of the State of California, County of Los Angeles, Central Judicial District, seeking compensatory and punitive damages to be determined at trial relating to Company stock transferred to Ms. Raposo. The merits of the matter and ultimate disposition are not determinable at this time. Mr.Raphael, through his attorney, has offered to settle the matter and settlement discussions are ongoing.

The Company's former president and director, Richard Oldfield commenced an action on September 13, 2000 against Classified Online.com, Inc. in the Circuit Court of the19th Judicial Circuit in and for St. Lucie County, Florida for $65,017.05,alleging the Company failed to timely pay certain promissory notes he signed on behalf of the Company to himself, a female friend, and a corporation he owned. The Company elected not to submit this subsidiary to jurisdiction in Florida and contest the matter in state court in Florida. A judgment has allegedly been entered for $70,360 according to information contained in the involuntary bankruptcy petition filed by Mr. Oldfield and referenced INFRA.

Treasure Coast Mortgage Corporation, of which Mr. Oldfield is President, commenced an action on October 16,, 2001 against Classified Online.com, Inc. in the Circuit Court of the 19th Judicial Circuit in and for St. Lucie County, Florida for $4,608.50 alleging breach of contract. The Company elected not to submit this subsidiary to jurisdiction in Florida and contest the matter in state court in Florida. A judgment has allegedly been entered for $8,548.60 according to information contained in the involuntary bankruptcy petition filed by Treasure Coast Mortgage referenced INFRA.

A former employee of the Company, Kim Fair, commenced an action on March 29, 2001 against the Company in Rochester City Court, County of Monroe, State of New York, seeking $5,440.00 together with court costs and attorneys fees for amounts allegedly due under her employment agreement with the Company. The merits of the matter and ultimate disposition are not presently determinable at this time. Ms. Fair, through her attorney, has offered to settle the matter for $5,010.92.

An involuntary Chapter 11 bankruptcy petition was filed against the Company on April 19, 2001 in the United State Bankruptcy Court, Western District of New York, by Mr. Oldfield, Treasure Coast Mortgage Corporation, and Groupe Prime Vest International, a former investment relations firm of the Company. While the merits of the matter and ultimate disposition are not presently determinable at this time, the Company strongly disputes such allegations and believes it has substantial grounds for dismissal of the action. The Company is actively defending such proceeding and seeks costs and damages against the petitioning creditors. In addition to the petition referencing apparently the lawsuits filed by Mr. Oldfield SUPRA, it references a breach of contract claim for $6,625. by Groupe Prime Vest International and a lease default with Treasure Coast Mortgage in the amount of $25,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No such matters were submitted during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.
-------------------

Common Stock. The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of Common Stock, $0.001 par value per share. The shares are non-assessable, without pre-emptive rights, and do not carry cumulative voting rights. Holders of common shares are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common shares are entitled to share ratably in dividends, if any, as may be declared by the Company from time-to-time, from funds legally available. In the event of a liquidation, dissolution, or winding up of the Company, the holders of shares of common stock are entitled to share on a pro-rata basis all assets remaining after payment in full of all liabilities.

As of May 22, 2001, the Company had 20,746,784 shares issued and outstanding, of which 18,251,718 shares are restricted pursuant to Rule 144 of the Securities Act of 1933 ("Securities Act") and are subject to resale restrictions and, unless registered under the Securities Act or exempted under another provision of the Securities Act, will be ineligible for sale in the public market. There are also 4,000,000 shares of common stock available to the president and former president of the Company through stock options (see Items 10 & 11 INFRA). The stock is traded on the OTCBB under the symbol XRMPE. The high and low sales price for each quarter within the last two fiscal years were as follows:

QUARTER                           HIGH                              LOW

3Q 1999                           $1.75                             $0.25
4Q 1999                           $1.03                             $0.28
1Q 2000                           $1.16                             $0.53
2Q 2000                           $0.53                             $0.09
3Q 2000                           $0.30                             $0.06
4Q 2000                           $0.125                            $0.06

Preferred Stock. The Company's Articles of Incorporation authorize the issuance of 20,000,000 shares of preferred stock, $0.01 par value per share. The Company's Board of Directors has the authority, without action by the shareholders, to issue all or any portion of the authorized preferred stock in one or more series and to determine the voting rights, preferences as to dividends and liquidation, conversion rights, and other rights of such series. The preferred stock, if and when issued, may carry rights superior to those of common stock; however no preferred stock maybe issued with rights equal or senior to the preferred stock without the consent of a majority of the holders of then-outstanding preferred stock.

The Company considers it desirable to have preferred stock available to provide increased flexibility in structuring possible future acquisitions and financings, and in meeting corporate needs which may arise. If opportunities arise that would make the issuance of preferred stock desirable, either through public offering or private placements, the provisions for preferred stock in the Company's Certificate of Incorporation would avoid the possible delay and expense of a shareholder's meeting, except as may be required by law or regulatory authorities. Issuance of the preferred stock could result, however, in a series of securities outstanding that will have certain preferences with respect to dividends and liquidation over the common stock, which would result in dilution of the income per share and net book value of the common stock. Issuance of additional common stock pursuant to any conversion right which may be attached to the terms of any series of preferred stock may also result in dilution of the net income per share and the net book value of the common stock.

The issuance of preferred stock could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. Further, certain provisions of Nevada law could delay or make more difficult a merger, tender offer, or proxy contest involving the Company. While such provisions are intended to enable the Board of Directors to maximize shareholder value, they may have the effect of discouraging takeovers that could be in the best interests of certain shareholders. There is no assurance that such provisions will not have an adverse effect on the market value of the Company's stock in the future.

Holders
-------

There were approximately 1,000 shareholders of the common stock as of May 22, 2001 and no holders of the preferred stock.

Dividends.
----------

The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

Recent Sales of Unregistered Securities.
---------------------------------------

On November 6, 2000, the Company issued 1,250,000 shares of restricted common stock in return for development of the Safeventure.com website. $100,000 of programming services performed was capitalized as web site development in the accompanying consolidated balance sheets as of December 31, 2000, or approximately $0.08 per share. 1,125,000 of these shares were issued to the President of the Company. The remaining 125,000 shares were issued to an employee of the Company.

On November 6, 2000, the Company issued 400,000 shares of restricted common stock to a firm engaged to perform various business advisory services. These services commenced on September 1, 2000 and are to be performed over a one-year period starting from that date. The services are valued at $32,000, or approximately $0.08 per share. The accompanying consolidated statements of operations for the year ended December 31, 2000 includes a provision of $10,560 for these services. The remaining $21,440 is recorded as a prepaid expense in the accompanying consolidated balance sheets as of December 31, 2000.

On November 21, 2000, the Company issued 20,500 shares of restricted common stock in exchange for computer consultation services. These services were valued at $3,485 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.17 per share.

On November 15, 2000, the Company issued 75,000 shares of restricted common stock in exchange for marketing services. These services were valued at $37,500 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or $0.50 per share.

On December 4, 2000, the Company issued 937,500 shares of restricted common stock in exchange for legal services. These services were valued at $75,000 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.08 per share.

On December 4, 2000, the Company issued 94,238 shares of restricted common stock in exchange for computer equipment. This equipment was capitalized in the accompanying consolidated balance sheets as of December 31, 2000 at $7,539, or approximately $0.08 per share.

On December 11, the Company issued 5,000 shares of restricted common stock in exchange for computer consultation services. These services were valued at $850 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.17 per share.

The Company acquired Timely Information Corporation in exchange for 6,198,146 shares of restricted common stock. On April 13, 2001, 2,000,000 of those shares were issued. As of the date of this report, the remaining 4,198,146 shares still have not been issued. The accompanying consolidated balance sheets are presented as if all 6,198,146 shares were outstanding as of December 31, 2000.

On December 29, 2000, the Company issued 465,625 shares of restricted common stock to the President in lieu of salary. The wages were valued at $62,938 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.14 per share.

On December 29, 2000, the Company issued 275,824 shares of restricted common stock to the Secretary in lieu of salary The wages were valued at $21,714 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.08 per share.

On December 29, 2000, the Company issued 74,176 shares of restricted common stock to the former President in lieu of salary. The wages were valued at $34,286 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.46 per share.

On December 29, 2000, the Company issued 183,333 shares of restricted common stock to the President in repayment of $11,000 of debt or approximately $0.06 per share.

On December 29, 2000, the Company issued 50,000 shares of restricted common stock to the Secretary in repayment of $3,000 of debt or approximately $0.06 per share.

On December 29, 2000, the Company issued 200,000 shares of restricted common stock to an employee in lieu of a signing bonus. The bonus was valued at $12,000 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.06 per share.

On December 29, 2000, the Company issued 240,000 shares of restricted common stock to a former member of the board of directors in return for consulting services to be provided from January 1, 2001 through June 30, 2001. The services were valued at $14,400, or approximately $0.06 per share and is recorded as a prepaid expense in accompanying consolidated balance sheets as of December 31, 2000.

On December 29, 2000, the Company issued 2,000 shares of restricted common stock in exchange for computer consultation services. The services were valued at $860 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.43 per share.

On December 29, 2000, the Company issued 2,500 shares of restricted common stock in exchange for advertising services. The services were valued at $1,075 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.43 per share.

On December 29, 2000, the Company issued 125,275 shares of restricted common stock to an employee in lieu of salary. These wages were valued at $7,517 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.06 per share.

The Company relied on section 4(2) of the Securities Act of 1933 in exempting such transactions from registration. No underwriting discounts or commissions were paid in any such transactions.

ITEM 6. MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING PROJECTIONS AND FORWARD LOOKING STATEMENTS

This discussion includes projections of future results and "forward-looking statements" as that term is defined in Section 27A of the Securities Act of 1933 as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934 as amended (the "Exchange Act"). All statements that are included herein, other than statements of historical fact, are forward-looking statements. Although the management believes that the expectations reflected in these forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the expectations are disclosed herein.

The Company's financial condition significantly improved in the last quarter of 2000 with the acquisition of Timely Information Corporation. The results of operations for the quarter are contained in the financial statements contained herein.

The Company is a provider of software applications though an application service provider ("ASP") model. The ASP allows the Company to deliver and support a customer's entire Information Technology ("IT") needs at a predictable cost the customer. The ASP model also allows for increasing gross profit margins as customers are added to the system. Through the acquisition of Timely Information Corporation, the Company is able to deploy solutions to companies already on this subsidiary's network without incurring a burden for network implementation.

Both the ASP and telecommunications services are sold through direct sales. To maximize returns while deploying telecommunications and ASP services, the

Company identifies high potential facilities and buildings to deploy its network through wireless technologies or leased T-1's. Using this approach, the Company maximizes control over its network and infrastructure and limits reliance on third party telecommunications providers.

The Company faces continuing challenges in achieving and obtaining sources of liquidity and has not yet achieved profitability in its continuing operations. While its revenues and profitability for 2001 are not presently determinable, and its business is subject to a wide variety of factors not under its present or future control, the Company forecasts achieving profitability during the latter part of the year amid continuing month over month increases in revenue.

ITEM 7. FINANCIAL STATEMENTS.

The financial statements and supplemental data required by this Item 7 follow the index of financial statements appearing at Item 13 of this Form 10K-SB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. There are no family relationships among the directors or executive officers.

Information as to the directors and executive officers of the Company as of May 15, 2001 is as follows:

NAME AND AGE                           POSITION AND BUSINESS EXPERIENCE

Michael J. Lates, Jr. (30)       President since May 2000 and Director since
                                 1999; Vice President (1999-2000); President,
                                 Patriot Computer System Inc (1995-1999); Staff
                                 Sergeant, U.S. Army (1989-June 2000)

James W. Blake (43)              Secretary and Treasurer since 1998 and Director
                                 since 1999; President, American International
                                 Square (1996-1998)

Michael Gilbert (unknown)        Director since July 2000; President, Skycom
                                 Enterprises, Ltd. since 1999.

Mr. Gilbert filed a voluntary petition for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code in the United State Bankruptcy Court, Western District of New York, in January 2001. Messrs. Lates and Blake failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during 2000. Both failed to file required Forms 4 and Form 5.

ITEM 10. EXECUTIVE COMPENSATION

Directors are not compensated by the Company for their services. Compensation of the Company's executive officers is determined by the Board of Directors. No employment agreements or termination of employment or change-in-control arrangements exist with the Company's executive officers.

                                SUMMARY COMPENSATION TABLE
                                --------------------------

NAME AND                                     YEAR    SALARY      RESTRICTED      SECURITIES
PRINCIPAL                                                        STOCK           UNDERLYING
POSITION                                                         AWARD(S)        OPTIONS/SARS
Richard J Oldfield/President                 2000                   74,176
                   President                 1999                4,473,600        2,000,000

Michael J. Lates, Jr./President              2000    $10,000       465,625
                 Vice President              1999                1,500,000        2,000,000

James W. Blake/Secretary                     2000    $ 5,000       275,824
                                             1999                  200,000

Alvin J. Finklea/Chief Technology Officer    2000    $12,500       200,000

Alan Kipnis/Treasurer                        1999                  786,090

Mr. Oldfield and Mr. Lates have been granted two options each; one, which will expire in June 2002, allows each of them to purchase up to one million (1,000,000) shares of the Company's common stock at a price of $2.50; the other, which will expire in June 2001, allows each of them to purchase up to one million (1,000,000) shares each of the Company's common stock at a price of $2.00. These options were granted as compensation for their work on behalf of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following tables set forth information relating to the beneficial ownership of the Company's common stock as of May 22, 2001 by those persons holding beneficially more than 5% of the Company's capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group.

         a) Security Ownership of Certain Beneficial Owners
            -----------------------------------------------
TITLE OF CLASS         NAME AND ADDRESS OF              AMOUNT AND NATURE OF        PERCENT OF CLASS (1)
                       BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP

Common                 Frank P. Savino                     5,578,331 (2)                     20.7%
                       2100 First Federal Plaza
                       Rochester, New York 14614

Common                 Richard J. Oldfield                 4,549,271 (3)                     16.9%
                       3104 Southeast Overbrook Drive
                       Port St. Lucie, FL 34952

Common                 Michael J, Lates, Jr.               3,944,225 (4)                     14.6%
                       2100 First Federal Plaza
                       Rochester, New York 14614

Common                 Platinum Investment Corp.           2,200,000                          8.2%
                       Suite 1610, 1 HSBC Plaza
                       Rochester, New York 14604

         (1) Includes 2,000,000 shares subject to option within the next 60 days and 4, 198,146 shares which may be acquired within the next 60 days
         (2) Includes 3,778,331 shares that may be acquired within the next 60 days.
         (3) Includes 200,000 shares held by corporation in which held 10% or more equity interest and 1,000,000 shares which has the right to acquire within 60 days pursuant to an option grant.
         (4) Includes 648,958 and 31, 667 shares held by wife and wife's son, respectively, to which beneficial ownership is disclaimed and 1,000,000 shares has the right to acquire within 60 days pursuant to an option grant.


         b)       Security Ownership of Management
                  --------------------------------
TITLE OF CLASS         NAME AND ADDRESS OF              AMOUNT AND NATURE OF        PERCENT OF CLASS (1)
                       BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP

Common                 Richard J. Oldfield                 4,549,271(2)                      16.9%
                       3104 Southeast Overbrook Drive
                       Port St. Lucie, FL 34952

Common                 Michael J, Lates, Jr.               3,944,225 (3)                     14.6%
                       2100 First Federal Plaza
                       Rochester, NY 14614

Common                 James W. Blake                      1,199,681                          4.4%
                       2100 First Federal Plaza
                       Rochester, NY 14614

Common                 Alan R. Kipnis                      1,192,757                          4.4%
                       21755 Ventura Blvd.
                       Woodland Hills, CA 91364

Common                 Alvin J.Finklea                       241,738                          0.9%
                       2100 First Federal Plaza
                       Rochester, NY 14614

Common                 All directors and officers         11,127,672                         41.3%
                       As a group

         (1) Includes 2,000,000 shares subject to option within the next 60 days and 4, 198,146 shares which may be acquired within the next 60 days
         (2) Includes 200,000 shares held by corporation in which held 10% or more equity interest and 1,000,000 shares which has the right to acquire within 60 days pursuant to an option grant.
         (3) Includes 648,958 and 31, 667 shares held by wife and wife's son, respectively, to which beneficial ownership is disclaimed and 1,000,000 shares has the right to acquire within 60 days pursuant to an option grant.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On December 29, 2000, the Company issued 465,625 shares of restricted common stock to Mr. Lates in lieu of salary. The wages were valued at $62,938 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.14 per share.

         On December 29, 2000, the Company issued 275,824 shares of restricted common stock to Mr. Blake in lieu of salary The wages were valued at $21,714 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.08 per share.

         On December 29, 2000, the Company issued 74,176 shares of restricted common stock to Mr. Oldfield in lieu of salary. The wages were valued at $34,286 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.46 per share.

         On December 29, 2000, the Company issued 183,333 shares of restricted common stock to Mr. Lates in repayment of $11,000 of debt or approximately $0.06 per share.

         On December 29, 2000, the Company issued 50,000 shares of restricted common stock to Mr. Blake in repayment of $3,000 of debt or approximately $0.06 per share.

         On December 29, 2000, the Company issued 200,000 shares of restricted common stock Mr. Finklea in lieu of a signing bonus. The bonus was valued at $12,000 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.06 per share.

         On December 29, 2000, the Company issued 240,000 shares of restricted common stock Mr. Kipnis in return for consulting services to be provided from January 1, 2001 through June 30, 2001. The services were valued at $14,400, or approximately $0.06 per share and is recorded as a prepaid expense in accompanying consolidated balance sheets as of December 31, 2000.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS
--------------------

         o Report of Independent Accountants Davie Kaplan Chapman & Braverman, P.C. dated May 21, 2001 and Report of Morgan Jacoby Thurn Boyle & Associates, P.A. dated April 6, 2000.

         o        Consolidated Balance Sheets as of December 31, 2000 and 1999.

         o Consolidated Statements of Operations for the years ended December 31, 2000 and 1999

o Changes in Shareholder's Equity(Deficit) for the years ended December 31, 2000 and 1999

         o Consolidated Statements of Cash Flows for the years ended December 31, 2000 and 1999

         o        Notes to Consolidated Financial Statements December 31, 2000
                  and 1999

ITEM 601 EXHIBITS
-----------------

(3) (i) and (4) Articles of Incorporation
         o Amended and Restated Articles of Incorporation of Fuji Electrocell Corporation

(3) (ii)  and (4) By-Laws
         o        By-Laws of Fuji Electrocell Corporation

(10) Material Contracts
         o        Business Consultant Agreement dated December 26, 2000
         o Agreement of Lease by and between Reynolds II, L.P. and Skycom Corporation
         o        Office Lease Rochwil Associates To Timely Information Corp.

(11) Statement re: Computation of Per Share Earnings (see Consolidated Statements of Operations for the years ended December 31, 2000 and 1999 SUPRA.

(13) Annual or Quarterly Reports

         o Quarterly Report of Form 10-Q for the quarterly period ended March 31, 2000
         o Quarterly Report of Form 10-Q for the quarterly period ended June 30, 2000
         o Quarterly Report of Form 10-Q for the quarterly period ended September 30, 2000

(16) Letter on Change In Certifying Accountant
         o        April 9, 2001 Letter from Morgan Jacoby Thurn Boyle &
                  Associates, P.A.

(21) Subsidiary List

(23) Consents
         o        Consent of Davie Kaplan Chapman & Braverman, P.C. dated May
                  21, 2001.

REPORTS ON FORM 8-K
-------------------

No reports were filed during the fourth quarter of 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           X-Ramp.com, Inc.

                By: /s/ MICHAEL J, LATES, JR.
                    -------------------------
                        Michael J. Lates
                          President

Date: May 25, 2001

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999
                          INDEPENDENT AUDITORS' REPORT

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                           December 31, 2000 and 1999

                                TABLE OF CONTENTS
                                -----------------

                                                                         PAGE

INDEPENDENT AUDITORS' REPORT                                            1a - 1b

FINANCIAL STATEMENTS

     Consolidated balance sheets                                             2

     Consolidated statements of operations                                   3

     Consolidated statements of changes in shareholders' equity (deficit)    4

     Consolidated statements of cash flows                                   5

     Notes to consolidated financial statements                         6 - 16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of X-Ramp.com, Inc. and Subsidiaries

We were engaged to audit the accompanying balance sheet of X-Ramp.com, Inc. and Subsidiaries as of December 31, 2000 and the related statements of operations, changes in shareholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.

We were unable to obtain a discussion or evaluation of the pending or threatened litigation described in Note 7 from the Company's outside legal counsel. In addition, the Company's accounting records do not provide sufficient evidence supporting accounts payable, non-cash equity transactions, amounts due to a former officer and income tax filings to permit the application of adequate auditing procedures.

Because we were unable to obtain a discussion or evaluation of the pending or threatened litigation from the Company's outside legal counsel, and we were not able to apply auditing procedures to satisfy ourselves regarding accounts payable, non-cash equity transactions, amounts due to a former officer and income tax filings, as discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.

Davie Kaplan Chapman & Braverman, P.C.
Rochester, New York
May 21, 2001

                                       1a

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of X-Ramp.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of X-Ramp.com, Inc. (formerly known as Classified OnLine.com) and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the period from February 9, 1999 (inception) through December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of X-Ramp.com, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the period from February 9, 1999 (inception) through December 31, 1999 in conformity with generally accepted accounting principles.

/s/ Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
---------------------------------------------------
Morgan, Jacoby, Thurn, Boyle & Associates, P.A.
Vero Beach, Florida
April 6, 2000

                                       1b

                        X-Ramp.com, Inc. and subsidiaries

                           Consolidated Balance Sheets
                                  2000 and 1999

ASSETS                                                      2000          1999

Current assets

Cash and cash equivalents                                  45,493           420
Accounts receivable                                        12,938           202
Prepaid expenses                                           37,566        52,185
                                                           95,997        52,807

Property and equipment

Office furniture                                            2,533             -
Equipment under capital lease                             153,074             -
Equipment                                                 522,208             -
Work in process                                            17,991             -
Software                                                   26,336        24,340
                                                          722,142        24,340
Less accumulated depreciation                               8,819         2,434
                                                          713,323        21,906

Other assets

Other assets                                                  700         1,042
Goodwill, net of accumulated amortization of $0 in @CY    325,000             -
Website development costs, net of accumulated
amortization of $5,000 in 2000                             95,000             -
                                                          420,700         1,042

                                                        1,230,020        75,755

                                                            2000          1999

Current liabilities

Current portion capital lease obligations                  42,913             -
Due to a former officer                                    65,017             -
Other liabilities                                           6,000             -
Due to shareholder                                        100,000             -
Accounts payable                                          391,388       119,857
Accrued payroll and payroll taxes                          77,250             -
Accrued interest                                            4,296             -
Unearned revenue                                           33,270             -
                                                          720,134       119,857

Long term liabilities

Capital lease obligations, net of current portion         103,671             -

Shareholders' equity (deficit)

Common stock                                               22,222        10,007
Additional paid in capital                              1,342,667       365,197
Accumulated deficit                                      (918,161)     (378,793)
Treasury stock                                            (40,513)      (40,513)
                                                          406,215       (44,102)

                                                        1,230,020        75,755

                        X-Ramp.com, Inc. and subsidiaries

                      Consolidated Statements of Operations
                 For the Years Ended December 31, 2000 and 1999

                                                        2000             1999

Revenues                                               34,033               202

General and administrative expenses                   568,277           375,989

Loss from operations                                 (534,244)         (375,787)

Other expenses

Interest expense                                        5,124             3,006

Net loss                                             (539,368)         (378,793)

Basic loss per common share                            ($0.05)           ($0.04)

Weighted average shares outstanding                10,657,749         9,076,416

X-Ramp.com, Inc. and subsidiaries

Consolidated Statements of Changes in Shareholders' Equity (Deficit) For the Years Ended December 31, 2000 and 1999

                                  ......Common Stock.........                                          Total
                                                          Additional                               Shareholders'
                                 Number                    Paid in     Accumulated    Treasury        Equity
                               of Shares        Amount     Capital       Deficit        Stock        (Deficit)

Issuance of common stock       10,007,497       10,007      365,197            -             -       375,204

Repurchase of treasury stock            -            -            -            -       (40,513)      (40,513)

Net loss                                -            -            -     (378,793)            -      (378,793)

Balance, December 31, 1999     10,007,497       10,007      365,197     (378,793)      (40,513)      (44,102)

Issuance of common stock       12,214,955       12,215      977,470            -             -       989,685

Net loss                                -            -            -     (539,368)            -      (539,368)

Balance, December 31, 2000     22,222,452       22,222    1,342,667     (918,161)      (40,513)      406,215

                                                            4

                        X-Ramp.com, Inc. and subsidiaries

                      Consolidated Statements of Cash Flows
                 For the Years Ended December 31, 2000 and 1999

                                                            2000        1999

Cash flows from operating activities

Net loss                                                   (539,368)   (378,793)
Adjustments to reconcile net loss  to
net cash used for (provided by) operating activities
General and administrative expenses compensated
through the issuance of restricted common stock             330,004     359,381
Depreciation and amortization                                11,385       2,434
                                                           (197,979)    (16,978)
Increase (decrease) in cash and cash equivalents
due to changes in operating assets and liabilities
Accounts receivable                                          (3,221)       (202)
Prepaid expenses                                             16,452     (53,227)
Other assets                                                  1,042           -
Accounts payable                                            (10,636)     95,167
Accrued payroll and payroll taxes                            69,827           -
Accrued interest                                              4,296           -
                                                           (120,219)     24,760

Cash flows from investing activities

Expenditures for property and equipment                      (8,925)    (24,340)

Cash flows from financing activities

Net change in due to a former officer                        65,017           -
Net change in other liabilities                               6,000           -
Proceeds from issuance of restricted common stock           103,200           -
                                                            174,217           -

Net increase in cash and cash equivalents                    45,073         420

Cash and cash equivalents, beginning                            420           -

Cash and cash equivalents, ending                            45,493         420

                                                              2,000       1,999

Supplemental disclosures

Interest paid                                                   828       3,006

Supplemental schedule of non-cash investing and financing activities

Property and equipment acquired through issuance
of restricted common stock                                   24,105           -

Issuance of restricted common stock for website
development costs                                           100,000           -

Purchase of Timely through the issuance of restricted
common stock, net of cash acquired of $44,845               432,376           -

Reverse acquisition of WantToBuy:

Accounts payable                                                  -      24,690
Common stock                                                      -       1,915
Additional paid in capital                                        -     (26,605)

Issuance of 7,128 shares of undocumented restricted common stock of WantToBuy for no consideration:

Common stock                                                      -           7
Additional paid in capital                                        -          (7)

Contribution of 50,000 shares of restricted common stock to treasury by a Company officer:

Additional paid in capital                                        -      43,750
Treasury stock                                                    -     (43,750)

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

1.       DESCRIPTION OF BUSINESS
         -----------------------

         X-Ramp.com, Inc. ("the Company" or "X-Ramp") is a publicly traded Nevada corporation. The Company was originally incorporated under the name of Controlled Combustion Corporation on September 11, 1981. Prior to changing its name to X-Ramp.com, Inc. on May 24, 2000, the Company was known as Fuji Electrocell Corporation from May 29, 1986 to July 15, 1999 and ClassifiedOnLine.com, Inc. from July 16, 1999 to May 23, 2000. The Company intends to market a comprehensive information technology platform to small and medium size businesses through remote access data centers. To implement its business plan, the Company intends to obtain funding through the issuance of capital.

         On July 16, 1999, the Company acquired WantToBuyOnLine.com, Inc. ("WantToBuy") through an exchange of stock. WantToBuy was originally incorporated as ClassifiedOnLine.com, Inc. under the laws of the State of Nevada on February 9, 1999 for the purpose of designing, developing and marketing an internet-based classified advertising web site. Effective July 16, 1999, the acquisition date, ClassifiedOnLine.com, Inc. changed its name to WantToBuyOnLine.com, Inc.

         On January 24, 2000, the Company organized and incorporated SafeVenture.com, Inc. under the laws of the State of Nevada for purpose of designing, developing and marketing an internet-based escrow transaction service.

         On May 24, 2000, the Company organized and incorporated
         ClassifiedOnLine.com, Inc. under the laws of the State of Nevada. As of the date of this report, ClassifiedOnLine.com has not commenced operations.

         On December 23, 2000, the Company acquired Timely Information Corporation ("Timely") through an exchange of stock, as discussed in
         Note 3. Timely was organized and incorporated under the laws of the State of New Jersey on July 7, 1993. Timely is a local exchange carrier providing telecommunication services and internet access.

         X-Ramp.com, Inc.'s financial statements include the accounts of the Company and all of its wholly-owned subsidiaries, WantToBuyOnLine.com, SafeVenture.com, ClassifiedOnLine.com and Timely Information Corporation.

         The Company and all of its subsidiaries are located in Rochester, New York and grant credit in the normal course of business to customers primarily located in the Continental United States.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Consolidation
         -------------

         The consolidated financial statements include the accounts and transactions of the Company and its majority-owned subsidiaries after elimination of all significant intercompany transactions.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Use of Estimates
         ----------------

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingencies of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Method of Accounting
         --------------------

         The Company's consolidated financial statements are prepared using the accrual method of accounting in accordance with generally accepted accounting principles. Tax returns for Timely are prepared on the cash basis method of accounting. The Company has elected a December 31 year end.

         Revenue Recognition
         -------------------

         The Company recognizes revenue upon delivery of the product and acceptance of the product or service by the customer. Contract revenue received in advance of performance of services is deferred until earned and is classified as "unearned revenue" in the accompanying consolidated balance sheets.

         Cash and Cash Equivalents
         -------------------------

         The consolidated statements of cash flows classifies changes in cash or cash equivalents (short-term, highly liquid investments readily convertible into cash with an original maturity at the date of purchase of three months or less) according to operating, investing or financing activities. The Company places its temporary cash investments with high-credit, quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. The Company believes no significant concentration of credit risk exists with respect to these cash investments.

         Accounts Receivable
         -------------------

         The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required. If amounts become uncollectible, they will be charged to operations when that determination is made.

         Prepaid Expenses
         ----------------

         Prepaid expenses consist of prepaid professional and consulting fees which are amortized to expense over the period benefited.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Property and Equipment
         ----------------------

         The investment in property and equipment is recorded at cost. Improvements that significantly add to the productive capacity or extend the assets' useful lives are capitalized, while maintenance and repairs are expensed as incurred. The Company's provision for depreciation of property and equipment is computed using the straight-line and accelerated methods over the estimated lives of the related assets which range from three to seven years. The cost of assets sold or otherwise disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is recognized as an element of other income or expense in the accompanying consolidated statements of operations.

         Work in process consists of software programming costs.

         Depreciation and amortization expense charged to operations totaled $11,385 and $2,434 for the years ended December 31, 2000 and 1999, respectively.

         Intangible Assets
         -----------------

         Website development costs are amortized using the straight-line method over a period of five years beginning on the date the asset is placed in service.

         Goodwill
         --------

         In connection with the purchase of Timely as discussed in Note 3, goodwill of $325,000 was recorded which represents the excess of the cost of Timely over the net assets acquired. Goodwill is being amortized using the straight-line method over a ten-year period.

         Impairment of Long-lived Assets
         -------------------------------

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using the estimated future undiscounted cash flows associated with the asset. These future cash flows are compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow is required.

         Income Taxes
         ------------

         The Company accounts for income taxes utilizing SFAS 109, ACCOUNTING FOR INCOME TAXES, under which income taxes are provided for the tax effects of transactions reported in the consolidated financial statements. They consist of taxes currently due plus deferred income taxes. Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities as well as temporary differences in the depreciation of fixed assets for financial and income tax reporting and are measured using the enacted tax rates and laws that are anticipated to be in effect when those differences are expected to reverse. Tax credits are accounted for on the flow-through method recognizing the tax benefit in the year they are available for use.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Income Taxes (Continued)
         ------------------------

         The Company provides a valuation allowance for its deferred tax assets when it becomes more likely than not that some portion or all of the deferred tax assets will not be realized.

         Earnings (Loss) Per Share
         -------------------------

         Earnings per share ("EPS") is accounted for by using the basic and diluted earnings per share method prescribed by SFAS No. 128, "EARNINGS PER SHARE." Basic EPS excludes the effect of common stock equivalents and is computed by dividing income (loss) available to common shareholders by the weighted average number of shares outstanding for the period. Diluted EPS reflects the potential dilution that could result if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS was antidilutive due to the net loss generated by the Company during the years ended December 31, 2000 and 1999 and is therefore not reported.

         Advertising Costs
         -----------------

         The Company expenses advertising costs as incurred.

         Fair Value of Financial Statements
         ----------------------------------

         Cash and cash equivalents are valued at their carrying amounts which are reasonable estimates of fair value. The fair value of long-term debt is estimated using rates currently available to the Company for debt with similar terms and maturities. The fair value of all other financial instruments approximates cost as stated.

         Equity Transactions
         -------------------

         On October 23, 1995, the Financial Accounting Standards Board ("FASB") issued Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities where the payment amounts are based on the entity's common stock price. The statement covers transactions with employees and non-employees. The Company has adopted Statement 123, which permits entities (1) to continue to use the Accounting Principles Board Opinion No. 25 (APB 25) method, or (2) to adopt the Statement 123 fair value based method. Once the method is adopted, an entity cannot change the method and the method selected applies to all of an entity's compensation plans and transactions. For entities not adopting the Statement 123 fair value based method, Statement 123 requires pro forma net income and earnings per share information as if the fair value based method had been adopted. Management has determined that the Company will account for stock-based compensation under the APB 25 method and will disclose the pro forma impact of Statement 123.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         ------------------------------------------

         Reclassifications
         -----------------

         Certain prior year amounts have been reclassified in the consolidated financial statements to conform to the current year presentation.

3.       ACQUISITION
         -----------

         On December 23, 2000, the Company completed its acquisition of Timely, a local exchange carrier providing telecommunication services and internet access. Under the terms of the agreement, the Company acquired all of the outstanding shares of Timely. The total shares issued by the Company to effect the merger were 6,198,146 and were valued at $477,221. This transaction was accounted for as a purchase.

         The net book value of Timely at the time of the closing was comprised of the following:

                  Cash and cash equivalents                   $  44,845
                  Accounts receivable                             9,515
                  Prepaid expenses                                1,833
                  Property and equipment, net                   664,772
                  Other assets                                      700
                  Accounts payable                             (282,167)
                  Accrued payroll and payroll taxes              (7,423)
                  Unearned revenue                              (33,270)
                  Due to affiliate                             (100,000)
                  Capital lease obligations                    (146,584)
                                                              ----------

                                                              $ 152,221
                                                              ==========

         In connection with the acquisition of Timely, goodwill of $325,000 was recorded in the accompanying consolidated balance sheets.

4.       CAPITAL LEASE OBLIGATIONS
         -------------------------

         The consolidated financial statements include certain equipment which are recorded as capital lease obligations. The capital lease obligations originated through the acquisition of Timely as discussed in Note 3.

         Equipment under capital lease obligations included in property and equipment in the accompanying consolidated balance sheets totaled $153,074 at December 31, 2000.

         Capital lease obligations are due in monthly installments ranging from $214 to $1,257 including interest ranging from 13% to 17% through May, 2005. The related equipment is collateral to the leases. The following is a schedule by years of future minimum lease payments under these capital lease obligations together with the present value of the net minimum lease payments as of December 31, 2000:

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

4.       CAPITAL LEASE OBLIGATIONS (Continued)
         -------------------------

                           YEAR                                      AMOUNT
                           ----                                    ----------

                           2001                                    $  62,290
                           2002                                       55,349
                           2003                                       42,017
                           2004                                       25,947
                           2005                                        1,862
                                                                   ----------
         Total minimum lease payments                                187,465
         Less amount representing interest                            40,881
                                                                   ----------

         Present value of net minimum lease payments               $ 146,584
                                                                   ==========

         Current portion                                           $  42,913
         Long-term portion                                           103,671
                                                                   ----------

                                                                   $ 146,584
                                                                   ==========

5.       INCOME TAXES
         ------------

         No provision for income taxes has been reflected in the accompanying consolidated statements of operations for the year ended December 31, 2000, as net operating losses are available to offset current income tax liabilities. The minimum franchise tax payments are included in general and administrative expenses.

         Deferred income taxes for Timely consisted of the following:

                  Long-term:
                      Asset                                        $  93,000
                      Liability                                      (34,000)
                                                                   ----------
                                                                      59,000
                  Valuation allowance                                (59,000)
                                                                   ----------
                                                                   $       -
                                                                   ==========

         At December 31, 2000, one of the Company's subsidiaries (Timely) had federal and state net operating loss carryovers (NOL's) of approximately $197,000 and $186,000, respectively, available to carry forward to future years. The NOL's begin to expire in the year 2017. As a result of the annual limitation and the difficulty in predicting utilization of these carryovers beyond a period of three years, Timely has established valuation allowances for the NOL's. Utilization of these NOL's is reviewed annually, and the valuation allowance is adjusted accordingly.

         X-Ramp and certain of its subsidiaries have generated net operating losses which are available to offset future taxable income. The accompanying consolidated financial statements do not include a provision for deferred income taxes related to these NOL's due to the uncertainty of the realization of the carryforwards. In addition, X-Ramp and WantToBuy are not in compliance with their income tax filings for the years presented.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

6.       COMMITMENTS
         -----------

         The Company and its subsidiaries lease office space under agreements expiring July, 2005. Timely leases certain equipment at monthly payments ranging from $466 to $3,897 per month through July, 2002. Minimum rental payments under the non-cancelable operating leases at December 31, 2000 are as follows:

                    YEAR                                AMOUNT
                    ----                               ---------

                    2001                               $185,160
                    2002                                168,393
                    2003                                166,938
                    2004                                174,438
                    2005                                 47,068
                                                       ---------
                                                       $741,997
                                                       =========

         Rent expense for office space amounted to $22,270 for the year ended December 31, 2000.

7.       CONTINGENCIES
         -------------

         On August 21, 2000, a former officer of the Company commenced an action against various defendants (including the Company and former board members) seeking compensatory and punitive damages to be determined at trial relating to Company stock transferred to the plaintiff's former wife. The outcome and merits are not determinable at this time. Settlement discussions are continuing.

         The Company's former president and director commenced a lawsuit on September 13, 2000 against a subsidiary of the Company for $65,017, alleging that the subsidiary failed to timely pay certain promissory notes he signed on behalf of the Company to himself and his affiliates. Company officers elected not to file a responsive pleading in the matter. A liability of $69,313 (including accrued interest of $4,296) is recorded in the accompanying consolidated balance sheets as of December 31, 2000.

         An affiliate of one of the Company's former officers commenced an action on October 16, 2000 against a subsidiary of the Company alleging breach of contract. Company officers elected to not file a responsive pleading in the matter and a judgment was entered against the subsidiary for $8,549. This liability has not been recorded in the accompanying consolidated balance sheets.

         An involuntary petition was filed against the Company on April 19, 2001 in the United States Bankruptcy Court, Western District of New York, by a former officer and his affiliates, requesting an order for relief under Chapter 11 of the Bankruptcy Code. While the merits of the matter and ultimate disposition are not presently determinable at this time, the Company strongly disputes such allegations and believes it has substantial grounds for dismissal of the action. The Company is actively defending such proceeding and seeks costs and damages against the petitioning creditors.

         The Company is involved in various claims and legal actions arising in the normal course of business, the ultimate disposition or damages of which, if any, are not presently determinable.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

8.       RELATED PARTY TRANSACTIONS
         --------------------------

         During 1999, a portion of the Company's operating expenses were funded by the Company's former president, vice president and certain stockholders. At December 31, 1999, the Company owed the former president, former vice president and the stockholders $46,345, $5,000 and $8,639, respectively, for reimbursement of such expenses.

         During 1999, certain expenses were funded by an affiliate of the Company's former president. At December 31, 1999, the Company owed the affiliate $9,172 for reimbursement of such expenses.

         The Company is indebted to a shareholder of Timely in the amount of $100,000 at December 31, 2000. The loan bears interest at 9% and has no scheduled date of repayment.

         Amounts due to a former officer including interest totaled $69,313 at December 31, 2000. See Note 7.

         As discussed in Note 10, the Company issued restricted common stock during 2000 and 1999 for various services rendered by the Company's officers, directors and affiliates. During 2000, restricted common stock was issued to Company officers in repayment of debt.

9.       ADVERTISING COSTS
         -----------------

         Advertising expenses charged to operations totaled $52,270 and $14,050 for the years ended December 31, 2000 and 1999, respectively.

10.      CAPITAL STOCK AND EQUITY TRANSACTIONS
         -------------------------------------

         The Company's articles of incorporation authorizes 20,000,000 shares of preferred stock to be issued with a $.01 par value. The board of directors may determine, among other things, the number of shares constituting a series of preferred stock, the rate and preference of dividends, if any, whether any dividends would be cumulative, whether preferred shares may be redeemed and, if so, the redemption price and liquidation preferences. As of December 31, 2000, the Company has not issued any preferred stock.

         Upon formation of WantToBuy (formerly ClassifiedOnLine.com) in February, 1999, 8,084,711 shares of common stock were issued to several individuals as compensation for various organizational and consulting services provided to the Company. The stock was valued at $252,694, which was the estimated fair value of the stock at the time of issuance and was the approximate value of services provided to the Company.

         On July 16, 1999, X-Ramp (formerly ClassifiedOnLine.com and formerly Fuji Electrocell Corporation) acquired WantToBuy in accordance with an exchange agreement approved by the board of directors of both companies. The acquisition resulted in an increase in accounts payable of $24,690, an increase in common stock of $1,915 and a reduction in additional paid-in capital of $26,605. Subsequent to the acquisition, 7,128 of undocumented shares of WantToBuy common stock were presented for exchange for no consideration, resulting in an increase in common stock and a reduction in additional paid-in capital in the amount of $7.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

10.      CAPITAL STOCK AND EQUITY TRANSACTIONS (Continued)
         -------------------------------------

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

         In November, 1999, the Company's vice president contributed 50,000 shares of his common stock in the Company to treasury. The stock was reflected as a contribution to capital and an increase in treasury stock at the fair value of the shares on the date of transfer, which amounted to $43,750. Subsequently, 3,700 shares of the stock held in treasury were reissued to an outside consultant at the fair value of the services rendered, which amounted to $3,237.

         During 2000, various investors purchased restricted shares of common stock for a negotiated dollar amount. In total, $103,200 was invested for 1,628,336 shares of restricted common stock.

         On November 6, 2000, the Company issued 1,250,000 shares of restricted common stock in return for development of the Safeventure.com website. $100,000 of programming services performed were capitalized as website development costs in the accompanying consolidated balance sheets as of December 31, 2000, or approximately $0.08 per share. 1,125,000 of these shares were issued to the president of the Company (see Note 8, RELATED PARTY TRANSACTIONS). The remaining 125,000 shares were issued to an employee of the Company.

         On November 6, 2000, the Company issued 400,000 shares of restricted common stock to a firm engaged to perform various business advisory services. These services commenced on September 1, 2000 and are to be performed over a one-year period starting from that date. The services are valued at $32,000, or approximately $0.08 per share. The accompanying consolidated statements of operations for the year ended December 31, 2000 includes a provision of $10,560 for these services. The remaining $21,440 is recorded as a prepaid expense in the accompanying consolidated balance sheets as of December 31, 2000.

         On November 21, 2000, the Company issued 20,500 shares of restricted common stock in exchange for computer consultation services. The services were valued at $3,485 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.17 per share.

         On November 15, 2000, the Company issued 75,000 shares of restricted common stock in exchange for marketing services. The services were valued at a total of $37,500 or $0.50 per share. The accompanying consolidated statements of operations for the year ended December 31, 2000 and 1999 include expense of $21,600 and $15,900, respectively.

         On December 4, 2000, the Company issued 937,500 shares of restricted common stock in exchange for legal services. These services were valued at $75,000 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.08 per share.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

10.      CAPITAL STOCK (Continued)
         -------------

         On December 4, 2000, the Company issued 94,238 shares of restricted common stock in exchange for computer equipment. This equipment was capitalized in the accompanying consolidated balance sheets as of December 31, 2000 at $7,539, or approximately $0.08 per share.

         On December 11, the Company issued 5,000 shares of restricted common stock in exchange for computer consultation services. These services were valued at $850 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.17 per share.

         X-Ramp acquired Timely in exchange for 6,198,146 shares of restricted common stock valued at $477,221 as discussed in Note 3. On April 13, 2001, 2,000,000 of those shares were issued. As of the date of this report, the remaining 4,198,146 shares still have not been issued. The accompanying consolidated balance sheets are presented as if all 6,198,146 shares were outstanding at December 31, 2000.

         On December 29, 2000, the Company issued 465,625 shares of restricted common stock to the president in lieu of salary (see Note 8, RELATED PARTY TRANSACTIONS). The wages were valued at $62,938 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.14 per share.

         On December 29, 2000, the Company issued 275,824 shares of restricted common stock to the secretary in lieu of salary (see Note 8, RELATED PARTY TRANSACTIONS). The wages were valued at $21,714 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.08 per share.

         On December 29, 2000, the Company issued 74,176 shares of restricted common stock to the former president in lieu of salary (see Note 8, RELATED PARTY TRANSACTIONS). The wages were valued at $34,286 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.46 per share.

         On December 29, 2000, the Company issued 183,333 shares of restricted common stock to the president in repayment of $11,000 of debt (see Note 8, RELATED PARTY TRANSACTIONS), or approximately $0.06 per share.

         On December 29, 2000, the Company issued 50,000 shares of restricted common stock to the secretary in repayment of $3,000 of debt (see Note 8, RELATED PARTY TRANSACTIONS), or approximately $0.06 per share.

         On December 29, 2000, the Company issued 200,000 shares of restricted common stock to an employee in lieu of a signing bonus. The bonus was valued at $12,000 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.06 per share.

                        X-RAMP.COM, INC. AND SUBSIDIARIES
                        ---------------------------------

                   Notes to Consolidated Financial Statements
                           December 31, 2000 and 1999

10.      CAPITAL STOCK (Continued)
         -------------

         On December 29, 2000, the Company issued 240,000 shares of restricted common stock to a former member of the board of directors in return for consulting services to be provided from January 1, 2001 through June 30, 2001. The services were valued at $14,400, or approximately $0.06 per share and are recorded as a prepaid expense in accompanying consolidated balance sheets as of December 31, 2000.

         On December 29, 2000, the Company issued 2,000 shares of restricted common stock in exchange for computer consultation services. The services were valued at $860 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.43 per share.

         On December 29, 2000, the Company issued 2,500 shares of restricted common stock in exchange for advertising services. The services were valued at $1,075 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.43 per share.

         On December 29, 2000, the Company issued 125,275 shares of restricted common stock to an employee in lieu of salary. These wages were valued at $7,517 in the accompanying consolidated statements of operations for the year ended December 31, 2000, or approximately $0.06 per share.

         On June 11, 1999, the Company issued options to purchase shares of common stock to the Company's former president and former vice-president. The Company's former president and former vice-president each received options to purchase 1,000,000 shares of common stock at $2.00 per share, expiring June 11, 2001, and options to purchase 1,000,000 shares of common stock at $2.50 per share, expiring June 11, 2002. The options may be exercised at any time during those periods. As of December 31, 2000 and 1999, none of the options have been exercised.

         As of December 31, 2000 and 1999, the Company's outstanding stock options, representing 4,000,000 shares of common stock, have exercise prices ranging from $2.00 to $2.50, a weighted average exercise price of $2.25, and a remaining weighted average contractual life of approximately two years. No compensation expense was recorded in the consolidated financial statements for the options issued to the Company's officers, in accordance with APB 25. Had compensation expense been determined on the fair value at the date of grant in accordance with the provisions of Statement 123, the Company's net loss and loss per share would have remained unchanged. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 150%; risk-free interest rate of 5.45%; and, expected lives of two or three years, depending on the option period.